Form 10QSB
period 1999-06-30
MARKETCENTRAL NET CORP
filed 1999-11-15
CIK 1068170

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 1999


                         Commission File Number: 0-25891

--------------------------------------------------------------------------------

                             MarketCentral.net Corp

                formerly, All American Consultant Aircraft, Inc.

                     formerly, Great American Leasing, Inc.

--------------------------------------------------------------------------------


            Texas                                         76-0270330
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

300 Mercer Street, Suite 26J, New York NY                    10003
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (877) 257-3607


Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act: 3,991,900

Yes [_] No [X] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of June 30, 1999, the number of shares outstanding of the Registrant's Common Stock was 3,991,900


                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit FQ2) for the six months ended June 30, 1999.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

(a)  Plan of Operation.

(1)  Plan of Operation for the next twelve months

     (1.1) Cash Requirements and of Need for additional funds, twelve months. There can be no assurance that the Issuer will not exhaust its present cash before the end of calendar year 1999. The Issuer has divided its cash requirement into two levels. Level One, the basic operational level is provided by an agreement and subscription receivable which funds the Issuer a total of $312,000 at $13,000.00 monthly (note that the $13,000 monthly payment is scheduled to be paid for a total of twenty-four months). This level of funding is sufficient to keep the Issuer in operation for the next twelve months This is the only firm commitment the Issuer has for funding. Meridian Mercantile, an affiliate of the Issuer, has agreed to this funding, as disclosed in Exhibit 6.1.

     Level Two is the level of funding necessary for aggressive site promotion and expansion and growth of the business. This level of funding must be provided by secondary capital formation efforts. The Merger Agreement mentions that the company will retain Meridian Mercantile to raise an additional investment of a minimum of $3,000,000 on a best efforts basis, no agreement has been reached as to the consideration to paid to Meridian for such performance. Accordingly, no present reliance is placed upon that specific program.

     The MarketCentral.net web site has received numerous industry awards for valuable content, superior web site design and excellent navigational features including the Snap.com Editors Designation. The site is designed to appeal to an upscale audience of investors and consumers looking for financial information, investment products and related services.

     Level Two funding may be achieved by an offering of securities pursuant to a 1933 Act Registered offering; or Level Two funding may be achieved by limited offerings pursuant to Regulation D, Rules 505 and/or 506. The Issuer believes that the Company's program is sufficiently promising to attract the modest amounts of Level Two funding required. If successful, this Level Two funding will provide ample cash to meet the requirements of the business for expansion, growth and aggressive site promotion. However, there is no assurance to be given that this additional financing will be completed.

     MarketCentral.net Corp. expects to use the funds from secondary financing to create a World Class internet site featuring the finest investment information and tools available to the individual investor. The site will feature state-of-the-art E-commerce throughout the site and in the Market Mall. The Issuer believes that its MarketCentral.net web site appeals to well established advertisers looking to reach the upscale audience of investors and consumers who are attracted to the MarketCentral.net web site's content and exciting format. MarketCentral.net Corp. plans to aggressively promote the site throughout a variety of online and traditional media sources.

     (1.2) Summary of Product Research and Development. MarketCentral.net Corp.'s online shopping mall, called the Market Mall, can be promoted as a separate site and is unique in the content and entertainment provided.

     (1.3) Expected purchase or sale of plant and significant equipment. MarketCentral.net Corp. intends to build an internet based store to sell its own proprietary products and services. Beyond the proprietary newsletter and other investment products, the Issuer will sell novelty items, gift items and other specialty items as they become available. The store will be available for co-branding through other sites throughout the internet. There is no assurance that the Issuer will be successful in any of these endeavors. The Issuer has no other plans for the purchase or sale of significant business plant or equipment.

     (1.4) Expected significant change in the number of employees. None at this time. It is forseeable over time that employees will be needed. The number of employees that may be needed in the next twelve months is speculative only at this time.


(2)  Discussion and Analysis of Financial Condition and Results of Operations

     (2.1) Financial Condition. This small business Issuer's financial condition is adequate for its present purposes, as discussed above, by agreements to provide incremental funding over time. There is no apparent need for additional funds or cash foreseeable at this time, to continue for the next twelve months, provided that the Issuer's arrangements for funding proceed as agreed and expected. The funding arrangements referred to are documented in that CERTAIN STOCK SUBSCRIPTION AGREEMENT attached as EXHIBIT 5 to Form 10-SB. That agreement provides, in relevant part, that Meridian Mercantile, Inc., an affiliate of the Issuer, subscribed for the purchase of 56,014 shares of common stock in consideration of the sum of $312,000.00, payable on or before two years from February 5, 1999, with a minimum payment of $13,000.00 per month payable over 24 consecutive months.

     (2.2) Results of Operation. This small business Issuer has had limited significant operations to date. It has some small revenues from advertising contracts and affiliate site arrangements. It is not presently operating at or near a profitable level. Profitability will require aggressive site promotion and growth of site-services offered to users. There is no assurance that the Issuer will ever operate at or near a profitable level. The Registrant Company has incurred expenses of $177,181 against revenues of $5,013, in the six months covered by this Report, for a net loss of $172,168, or $0.04 per share.

     (2.3) Possible Acquisition Target. While no definitive agreement has been reached, this Issuer is engaged in talks to acquire an on-line trading site, by joint-venture with, or possible acquisition of, an existing provider. This plan, should a target be identified with probability, would involve the complexity of Broker-Dealer compliance and related issues which make this program somewhat speculative as of the date of this report.


                           PART II: OTHER INFORMATION

                            Item 1. Legal Proceedings

                                      None

                          Item 2. Change in Securities

                                      None

                     Item 3. Defaults Upon Senior Securities

                                      None

            Item 4. Submission of Matters to Vote of Security Holders

                                      None

                            Item 5. Other Information

     The Registrant Company has engaged a new Independent Auditor to review and comment on its next Annual Report, and to assist management in preparing other current reports. There has been no dispute of any kind or sort with any auditor on any subject. The new and prospective Auditing firm is Rogoff & Company, p.c., 275 Madison Ave, New York NY 10016-1101. (212) 557-5666.


                    Item 6. Exhibits and Reports on Form 8-K

                                      None

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement

  Exhibit FQ2 Financial Statements (Un-Audited), Second Quarter, June 30, 1999


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                             MarketCentral.net Corp.

                formerly, All American Consultant Aircraft, Inc.

                     formerly, Great American Leasing, Inc.

Dated: June 30, 1999





by   /s/  Roy Spectorman                by   /s/  Jerry Kaplan
     ---------------------------             ---------------------------
     Roy Spectorman                          Jerry Kaplan
     PRESIDENT/DIRECTOR                      DIRECTOR

                                   Exhibit FQ2

                         UN-AUDITED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                          MarketCentral.net Corporation
                          (a Development Stage Company)

                        Consolidated Financial Statements

                                  June 30, 1999

                                   (Unaudited)

                          MarketCentral.net Corporation
                          (a Development Stage Company)

                           Consolidated Balance Sheet

                                  June 30, 1999
                                   (Unaudited)


                                     Assets

Current assets
  Cash                                                                $   4,234
  Loan receivable                                                        20,000
                                                                      ---------

    Total current assets                                                 24,234
                                                                      ---------

Other assets
  Software development costs                                             98,649
                                                                      ---------

         Total assets                                                 $ 122,883
                                                                      =========


                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                                    $  83,509
  Notes payable                                                          73,730
  Due to related party                                                   59,370
                                                                      ---------

     Total current liabilities                                          216,609
                                                                      ---------

Stockholders' equity (deficit)
  Common Stock, authorized 100,000,000
    shares of $.0001 par value, issued
    and outstanding 3,991,900                                               399
  Additional paid in capital                                             78,043
  Deficit accumulated during the
    development stage                                                  (172,168)
                                                                      ---------

     Total stockholders' equity (deficit)                               (93,726)
                                                                      ---------

Total liabilities and stockholders' equity                            $ 122,883
                                                                      =========

                          MarketCentral.net Corporation
                          (a Development Stage Company)

                      Consolidated Statement of Operations

                     For the Six Months Ended June 30, 1999
                                   (Unaudited)


Revenues                                                            $     5,013
                                                                    -----------

Expenses:

  General & administrative                                              177,181
                                                                    -----------


Net (loss)                                                          $  (172,168)
                                                                    ===========

Net loss per share                                                        (0.04)
                                                                    ===========

Weighted average shares outstanding                                   3,604,586
                                                                    ===========

                          MarketCentral.net Corporation
                          (a Development Stage Company)

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


                                                              Additional       Deficit
                                                                Paid-In      Accumulated
                                                                Capital      During the
                                        Common Stock         (Discount on    Development
                                   Shares         Amount         Stock)         Stage
                                 ---------      ---------    ------------    -----------
Balance, December 31, 1998       2,000,000      $     200      $  33,086      $      --

Reverse acquisition and
  reorganization adjustment      1,991,900            199         24,957             --

Net loss March 31, 1999                 --             --             --        (79,662)
                                 ---------      ---------      ---------      ---------

Balance, March 31, 1999          3,991,900      $     399      $  58,043      $ (79,662)
                                 ---------      ---------      ---------      ---------

Reverse acquisition and
  reorganization adjustment             --             --         20,000             --

Net loss June 30, 1999                  --             --             --        (92,506)
                                 ---------      ---------      ---------      ---------

Balance, June 30, 1999           3,991,900      $     399      $  78,043      $(172,168)
                                 =========      =========      =========      =========

                          MarketCentral.net Corporation
                          (a Development Stage Company)

                      Consolidated Statement of Cash Flows

                     For the Six Months Ended June 30, 1999
                                   (Unaudited)


Cash flows from operating activities:
  Net loss                                                             (172,167)
  Adjustments to reconcile net loss to net cash
    used by operating activities (net of acquisition
    of MarketCentral.net Corp.):
  Amortization of website costs                                           8,676
  Increase in accounts payable                                           83,509
                                                                      ---------

  Net cash used in operating activities                                 (79,982)
                                                                      ---------

Cash flows from investing activities:
  Increase in loan receivable                                           (20,000)
  Website development costs                                             (20,562)
                                                                      ---------

  Net cash used by investment activities                                (40,562)
                                                                      ---------

Cash flows from financing activities:
  Additional paid in capital                                             44,957
  Proceeds from related party advances                                   59,370
  Proceeds from issuance of common stock                                    199
  Increase in notes payable                                              20,252
                                                                      ---------

  Net cash provided by financing activities                             124,778
                                                                      ---------

Net increase in cash                                                      4,234

Cash, beginning of year                                                      --
                                                                      ---------

Cash, end of year                                                     $   4,234
                                                                      =========

                          MarketCentral.net Corporation
                          (a Development Stage Company)

                  Notes to the Consolidated Financial Statement

                                  June 30, 1999
                                   (Unaudited)


NOTE 1 - UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year. The Company has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Form 10 SB for the fiscal year ended December 31, 1998.

NOTE 2 - PLAN OF REORGANIZATION AND ACQUISITION

On February 5, 1999, All American Consultant Aircraft, Inc. (the Company) acquired MarketCentral.net Corporation through the issuance of 2,025,000 shares of common stock. The acquisition includes all proprietary technology and the MarketCentral trademark. The Company also authorized a name change to Market Central.net Corporation upon the effective date of the merger. MarketCentral has software and other technology developed on a website. This merger is treated as a reverse acquisition and therefore all historical (December 31, 1998) information is that of the accounting survivor (MarketCentral).

NOTE 3 - CONSOLIDATION POLICY

These consolidated financial statements include the books of All American Consultant Aircraft, Inc. (MarketCentral.net Corporation after name change) and its wholly owned subsidiary Market Central.net Corporation. All intercompany transactions and balances have been eliminated.

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

Software development costs on the balance sheet represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. The asset is being amortized to expense over its estimated useful life of 5 years using the straight line method.

Ongoing website post-implementation costs of operation, including training and application maintenance, are charged to expense as incurred.