Form 10QSB
period 1999-09-30
MARKETCENTRAL NET CORP
filed 1999-11-15
CIK 1068170

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1999


                         Commission File Number: 0-25891
--------------------------------------------------------------------------------

                             MarketCentral.net Corp

                formerly, All American Consultant Aircraft, Inc.

                     formerly, Great American Leasing, Inc.
--------------------------------------------------------------------------------


            Texas                                        76-0270330
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

300 Mercer Street, Suite 26J, New York NY                  10003
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:        (877) 257-3607


Securities registered pursuant to Section 12(b) of the Act:      None


Securities registered pursuant to Section 12(g) of the Act:   4,083,914

Yes [X] No [_] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 1999, the number of shares outstanding of the Registrant's Common Stock was 4,083,914

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements


     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit FQ3) for the nine months ended September 30, 1999.

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

     (2.2) Results of Operation. This small business Issuer has had limited significant operations to date. It has some small revenues from advertising contracts and affiliate site arrangements. It is not presently operating at or near a profitable level. Profitability will require aggressive site promotion and growth of site-services offered to users. There is no assurance that the Issuer will ever operate at or near a profitable level. The Registrant Company has incurred expenses of $267,317 against revenues of $11,296, in the nine months covered by this Report, for a net loss of $256,021, or $0.06 per share.

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


                    Item 6. Exhibits and Reports on Form 8-K

                                      None

                                  Exhibit Index

                       Financial Statements and Documents
               Furnished as a part of this Registration Statement

Exhibit FQ3 Financial Statements (Un-Audited), Third Quarter, September 30, 1999


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                             MarketCentral.net Corp.

                formerly, All American Consultant Aircraft, Inc.

                     formerly, Great American Leasing, Inc.

                                       by


Dated: September 30, 1999


/s/                                        /s/
----------------------------               -------------------------------------
Roy Spectorman                             Jerry Kaplan
PRESIDENT/DIRECTOR                         DIRECTOR

                                   Exhibit FQ3

                         UN-AUDITED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                          MarketCentral.net Corporation
                          (a Development Stage Company)

                        Consolidated Financial Statements

                               September 30, 1999

                          MarketCentral.net Corporation
                          (a Development Stage Company)

                           Consolidated Balance Sheet

                               September 30, 1999
                                   (Unaudited)



                                     Assets

Current assets
  Subscription receivable                                             $ 207,630
  Loan receivable                                                        15,000
  Prepaid expense                                                         9,000
                                                                      ---------
                                                                        231,630
                                                                      ---------
Other assets
  Software development costs                                            105,726
                                                                      ---------

Total assets                                                          $ 337,356
                                                                      =========


                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                                    $  57,223
  Note payable                                                           71,859
  Due to related party                                                   27,808
                                                                      ---------

Total liabilities                                                       156,890
                                                                      ---------

Stockholders' equity (deficit)
  Common Stock, authorized 100,000,000
  shares of $.0001 par value, issued
  and outstanding 4,083,914                                                 409
  Paid in capital                                                       436,078
  Deficit accumulated during the
    development stage                                                  (256,021)
                                                                      ---------

Total stockholders' equity                                              180,466
                                                                      ---------

Total liabilities and stockholders' equity                            $ 337,356
                                                                      =========

                          MarketCentral.net Corporation
                          (a Development Stage Company)

                      Consolidated Statement of Operations

                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)


Revenues                                                            $    11,296
                                                                    -----------

Expenses:

  General & administrative                                              267,317
                                                                    -----------


Net (loss)                                                          $  (256,021)
                                                                    ===========

Net loss per share                                                        (0.06)
                                                                    ===========

Weighted average shares outstanding                                   3,764,362
                                                                    ===========

                          MarketCentral.net Corporation
                          (a Development Stage Company)

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                     Additional             Deficit
                                                                                       Paid-In            Accumulated
                                                                                       Capital            During the
                                                      Common Stock                  (Discount on          Development
                                                Shares              Amount              Stock)               Stage
                                              ---------           ---------           ---------            ---------
Balance, December 31, 1998                    2,000,000           $     200           $  33,086            $      --

Reverse acquisition and
  reorganization adjustment                   1,991,900                 199              24,957                   --

Net loss March 31, 1999                              --                  --                  --              (79,662)
                                              ---------           ---------           ---------            ---------

Balance, March 31, 1999                       3,991,900           $     399           $  58,043            $ (79,662)
                                              ---------           ---------           ---------            ---------

Reverse acquisition and
  reorganization adjustment                          --                  --              20,000                   --

Net loss June 30, 1999                               --                  --                  --              (92,506)
                                              ---------           ---------           ---------            ---------

Balance, June 30, 1999                        3,991,900           $     399           $  78,043            $(172,168)
                                              ---------           ---------           ---------            ---------

Stock issued                                     36,000                   4              53,996                   --
Stock issuance costs                                 --                  --              (7,955)                  --
Stock issued for subscription
  receivable                                     56,014                   6             311,994                   --

Net loss September 30, 1999                          --                  --                  --              (83,853)
                                              ---------           ---------           ---------            ---------

Balance, September 30, 1999                   4,083,914                 409           $ 436,078            $(256,021)
                                              =========           =========           =========            =========

                          MarketCentral.net Corporation
                          (a Development Stage Company)

                      Consolidated Statement of Cash Flows

                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)


Cash flows from operating activities:
  Net loss                                                            $(256,021)
  Adjustments to reconcile net loss to net cash
    used by operating activities (net of acquisition
    of Market Central.net Corp.)
  Amortization of Website                                                13,015
  Prepaid expense                                                        (9,000)
  Increase in accounts payable                                           57,223
                                                                      ---------

Net cash flows used in operating activities                            (194,783)
                                                                      ---------

Cash flows from investing activities:
  Increase in loan receivable                                           (15,000)
  Website development costs                                             (31,977)
                                                                      ---------

 Net cash used by investment activities                                 (46,977)
                                                                      ---------

Cash flows from financing activities:
  Additional paid in capital                                            195,362
  Proceeds from related party advances                                   27,808
  Proceeds from issuance of common stock                                    209
  Increase in notes payable                                              18,381
                                                                      ---------

Net cash provided by financing activities                               241,760
                                                                      ---------

Net increase (decrease) in cash                                              --

Cash, beginning of year                                                      --
                                                                      ---------

Cash, end of year                                                     $      --
                                                                      =========

                          MarketCentral.net Corporation
                          (a Development Stage Company)

                  Notes to the Consolidated Financial Statement

                               September 30, 1999
                                   (Unaudited)

NOTE 1 - UNAUDITED INFORMATION
The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year. The Company has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Form 10 SB for the fiscal year ended December 31, 1998.

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