Form 10KSB
period 1999-12-31
MARKETCENTRAL NET CORP
filed 2000-03-31
CIK 1068170

FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    [X]  ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25891

                             MARKETCENTRAL.NET CORP.

                formerly, All American Consultant Aircraft, Inc.
                     formerly, Great American Leasing, Inc.

Nevada                                                               76-0270330
(Jurisdiction  of  Incorporation)                                 (IRS  Number)

300  Mercer  Street,  Suite  26J,  New  York,  NY                         10003
(Address of principal executive offices)                             (Zip Code)

Registrant's  telephone  number,  including  area  code:     (212)  979-0805

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:     None

Securities  registered  pursuant  to  Section  12(g)  of  the Act:     4,127,932

Yes[X] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[]  (Indicate  by  check  mark  whether  if  disclosure  of  delinquent  filers
('229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of 12/31/99 the aggregate number of shares held by non-affiliates was approximately 3,134,416 shares.

As of December 31, 1999, the number of shares outstanding of the Registrant's Common Stock was 4,127,932.
     Exhibit  Index  is  found  on  page  22

                                     PART I

                                  INTRODUCTION

     Our  1934  Act  registration  statement  was  voluntarily filed pursuant to
Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for continued quotation on the Over the Counter Bulletin Board, often called "OTCBB". Our common stock is presently quoted on the OTCBB. The requirements of the OTCBB are that the financial statements and information about our company be reported periodically to the Commission and be and become information that the public can access easily. This company wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is excused or suspended under the Exchange Act.


                          ITEM 1. DESCRIPTION OF BUSINESS

(A)  HISTORICAL  INFORMATION.

(1) CORPORATE NAME. This Corporation MarketCentral.net Corp. (sometimes hereinafter referred to as the "Registrant", "Company" or the "Issuer"), formerly All American Consultant Aircraft, Inc. was first incorporated in the State of Texas on December 28, 1988 as Great American Leasing, Inc. The first name change occurred on or about March 21, 1997. The most recent and current name change occurred on or about March 1, 1999. MarketCentral.Net Corp. is also the name of this Registrant's wholly-owned Delaware subsidiary. Please note the subtle difference in the spelling of the two corporate names.

(2) SECURITY ORGANIZATION. On December 28, 1988 the Registrant made its initial issuance of 180,000 Common Shares for organizational services of $1,000. On or about April 8, 1997, the Registrant made a Limited Offering, pursuant to Regulation D, Rule 504, as promulgated by the Securities and Exchange Commission, pursuant to the Securities Act of 1933 ("the Act"). The Offering closed on May 8, 1997, 100,000 shares having been placed at $1.00 per share. On or about May 22, 1998, the Registrant made a Limited Offering, pursuant to Rule
504. The Offering closed on May 22, 1998, 2,900 shares having been placed at $1.00 per share. On or about July 1, 1998, the Registrant made a Limited Offering, pursuant to Regulation D, Rule 504. The Offering closed on July 1, 1998, 84,000 shares having been placed at $0.10 per share. As a result of the foregoing the Registrant had 366,900 shares issued and outstanding. On or about January 5, 1999, the Registrant placed an additional 1,600,000 shares at $0.025 per share, also pursuant to Regulation D, Rule 504, with the resulting total 1,966,900 issued and outstanding. On or about February 21, 1999 the Registrant agreed to issue and reserved for issuance 2,025,000 shares pursuant to '4(2) of the Act, in reliance on Rule 145, to the shareholders of the acquired corporation in exchange for shares of that target corporation, for the reorganization and acquisition of MarketCentral.Net Corp. a Delaware corporation. Rule 145 provides that securities issued in exchange for securities of an acquired corporation are new securities, subject to '5 of the 1933 Act, and eliminates the former "no-sale" doctrine. It then provides a safe harbor for such issuance to the effect that such securities be deemed issued pursuant to '4(2) of the Act, and are, accordingly, restricted securities, as defined by Rule 144(a), issued for investment and not for resale. On March 1, 1999 the Registrant changed its name to its present name which is that of its acquired business.

     As more fully described later in this registration statement, this Registrant, then All American Consultant Aircraft acquired the target company MarketCentral.Net Corp. in a reverse acquisition. A reverse acquisition is the acquisition of a private company by a public company, by which the private company's shareholders acquired control of the public company. At the time of the reverse acquisition the Registrant was a development stage registrant with no significant assets, liabilities or business or financial resources. Such an issuer is sometimes called a "shell company". The target company, also in the development stage, was a private corporation with an active business and some initial operations.

     On October 18, 1999, 23,781 shares were issued to William Stocker for legal services rendered. These shares were issued at a value of $1.50 per share and have been duly registered pursuant to Section 5 of the Securities Act of 1933 by filing of a S-8 Registration Statement. On November 12, 1999, 100,000 shares of stock were issued to G. Richard Eackle as compensation for consulting services rendered pursuant to Section 4(2) of the Act and are restricted securities as defined by Rule 144(a). As a result of the foregoing issuances, the Registrant had 4,127,932 shares outstanding at December 31, 1999.

     For financial reporting purposes only the Registrant's auditors have accounted for the issuance of 56,014 additional shares at $5.57 per share of restricted securities pursuant to Section 4(2) of the Act. These shares had not in fact been issued at December 31, 1999 and are not reflected in the reported number of outstanding shares of common stock on that date.

      This Registrant is presently committed to the development of the business of its acquired business. While this Registrant is continuously interested in opportunities for direct acquisition of other assets which may have synergy with its existing developmental projects, this Registrant may no longer be used as a vehicle for a further reverse acquisition, and is no longer a Ashell company@ by reason of it acquisition of MarketCentral.net Corp.


(B)  THE  REORGANIZATION.
The purpose of the acquisition of MarketCentral.Net Corp. by All American Consultant Aircraft (this Registrant) was to effect a business combination for the benefit of shareholders, by the acquisition for stock of an attractive business in development stage.

     MarketCentral.net Corp., a private New York Corporation merged with and into MarketCentral.Net Corp., a newly formed private Delaware Corporation; following which merger of the target company, this Registrant, having changed its name to MarketCentral.net Corp. (the public Texas Corporation), acquired the Delaware company as a wholly-owned subsidiary.

     J. Dan Sifford having resigned as Director and President, and Mr. Yakimishyn having assumed the Presidency of the Corporation as Sole Interim Officer and Director, and a Majority Shareholder Action having been taken, and Gerald Yakimishyn, Roy Spectorman, and Jerry Kaplan having been elected Directors. The acquisition and reorganization was accomplished in the following manner:

     (i) That certain Merger Agreement and Plan of Acquisition and Reorganization, dated February 5, 1999, was ratified, approved and adopted.

     (ii) The Officers were empowered and Directed to change the name of this Texas Corporation (All American Consultant Aircraft, Inc.) to MarketCentral.net Corp.

     (iii) The agreement, by which Meridian Mercantile, Inc. would employ its best efforts to raise a minimum of $3,000,000 of capital for the reorganized corporation following the subsidiary merger, was ratified, approved and adopted.

     (iv) The "Meridian Mercantile, Inc. Subscription Agreement" for the purchase of an aggregate of up to 56,014 shares of All American Common Stock over a 24 month period at a purchase price of $5.57 per share pursuant to the terms thereof, as set forth on Schedule 1.3(vi) of Merger Agreement was ratified, approved and adopted.

     (v) The granting of an aggregate of 400,000 five-year options to purchase All American Common Stock at an exercise price equal to Five Dollars U.S. ($5.00) per share, in favor of certain persons as set forth on Schedule 1.3(vi) of Merger Agreement, was ratified, approved and adopted.


(C)  SUMMARY  OF  SIGNIFICANT  EVENTS  FOLLOWING  REORGANIZATIONS.

(D) THE BUSINESS OF REGISTRANT AND ITS SUBSIDIARIES. The web site acquired by the Registrant has been on-line since March of 1997, before the private incorporation of MarketCentral.net Corp., the original private New York Corporation, and before the acquisition by this Registrant. The operation began as a partnership until its incorporation in New York.

      (1) PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS. MarketCentral.net Corp. provides financial products and services on the World Wide Web on a web site located at (http://www.marketcentral.net). The site provides comprehensive investment tools for the individual investor including investment newsletters, timely financial news and information, mutual fund information, World Markets, a proprietary investment guide, MarketCentral.net Corp.'s own newsletter, online investment bookstore, chat rooms, contests and a full service shopping mall. The mall includes such brand names as Avon, Brookstone, Music Boulevard, Reel.com, Fashionmall.com, FAO Schwartz, E-Toys and Swiss Army Depot.

     MarketCentral.net Corp. is currently earning nominal revenues, primarily from the sale of advertising on its web site. Revenues of $1,149 were earned for the three months ended March 31, 1999. The Company expects to earn additional revenues through a variety of means, including sales of advertising to other financial sites and financial services firms, through affiliate agreements providing overrides on products and services sold through MarketCentral.net Corp. and from sales from our bookstore affiliation with Traders Press. In addition, the Market Mall consists of numerous stores that MarketCentral.net Corp. has entered into affiliate agreements with. Each of those stores will pay MarketCentral.net Corp. a commission on the sales generated through the MarketCentral.net Corp. site. MarketCentral.net Corp. will also be developing a Financial Newsletter in the next year that will be a paid subscription newsletter. The newsletter will be marketed to current MarketCentral.net Corp. members and throughout various online outlets on the internet.

     Current revenues are nominal but are expected to increase as site traffic increases. This will most likely occur as a result of additional promotion and advertising efforts to build traffic levels on the MarketCentral.net Corp. site. The Company expects to seek additional capital through a secondary financial offering expected to occur within the next 12 months, to fund the site expansion and promotion, and to sustain the company during the period, until profitability is achieved.

     (2) DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES. MarketCentral.net Corp. began aggressively promoting the web site through a variety of online and traditional media sources at the end of the first quarter of 1999. Currently, the Registrant is adding to content and receiving numerous offers to join affiliate commission programs. The Registrant expects revenues to increase as a result of additional traffic to the MarketCentral.net Corp. site. This will occur mainly as a result of an aggressive promotional campaign funded through a secondary financing. The Registrant expects such funding to be accomplished within the next 12 months.

      MarketCentral.net has received numerous industry awards for valuable content, superior website design and excellent navigational features including Snap.com Editors Designation. The site is designed to appeal to an upscale audience of investors and consumers looking for financial information, investment products and related services. MarketCentral.net Corp. expects to use the funds from secondary financing to create a World Class internet site featuring the finest investment information and tools available to the individual investor. The site will feature state-of-the-art E-commerce throughout the site and in the Market Mall. MarketCentral.net Corp. appeals to well established advertisers looking to reach the upscale audience of investors and consumers who are attracted to MarketCentral.net's content and exciting format.

     The Company will reach its potential audience of investors and income consumers by promoting its site via publications with demographics similar to its own market target, as well as engaging in reciprocal beneficial business venues. The Company's public relations will be geared towards contacting editors of publications interested in the Company's unique site. Advertising efforts will be focused on those publications which will reach the highest concentration of investors and upscale consumers. The Company has also launched an affiliate program for other commercial sites to display the MarketCentral.net Corp. banner.

      (3)  STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR  SERVICE.
MarketCentral.net Corp. also owns and is developing SportCentral.net and WeatherCentral.net. The Registrant expects to develop SportsCentral.net and WeatherCentral.net over the next 12 months. Revenues are expected to begin shortly thereafter as the Company completes a secondary financing. The Registrant anticipates the cost to develop these sites at $10,000.00 per site, to be funded by Meridian Mercantile Corp.'s Level One funding, Revenues will be derived from advertising sales and merchandise sales from affiliate sports and related programs. It is also expected that traffic generated from SportsCentral.net and WeatherCentral.net will benefit MarketCentral.net Corp. Mall and Financial Products and Services for sale through our referral of visitors from these related sites to the MarketCentral.net Corp. financial site.


(E) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(F) GOVERNMENT REGULATION. There are currently few laws or regulations that specifically regulate communications or commerce on the Web. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, and the characteristics and quality of products and services. It may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new laws or regulations relating to the Web could adversely affect the Companys business.

(G) COMPETITION. Competition amongst companies providing business and related information on the internet is intense and may be expected to intensify.
Management, in relying to some extent on others, cannot control the ultimate result of the venture or assure itself or its investors that the project will be successful. There are many financial services sites on the internet. Some provide primarily financial data or promote a specific company while there are other sites that promote products or services such as a newsletters, investment software or brokerage services. The MarketCentral.net web site's primary focus is as a gateway site to these other financial services sites. While the Registrant's financial information is comprehensive, its audience will be able to reach many of the other quality sites through the MarketCentral.net web site. Many of the other financial sites will want to reach MarketCentral.net Corp.'s audience and will advertise on the MarketCentral.net web site and want this web site to be a reseller of their products and services. The MarketCentral.net web site has also broadened the scope of a financial services site by adding a comprehensive Information Services Area to include entertainment, travel, reference, etc. and a full service shopping mall called the Market Mall. The MarketCentral.net web site also features "live" chat rooms and an extensive contest area adding to the entertainment value of MarketCentral.net web site. Therefore, the MarketCentral.net web site is designed to inform, educate and entertain its visitors. In the event the markets fall for an extended period, the Registrant believes that its web site will continue to attract visitors. Other highly specialized sites that are limited to only highly specialized financial information will not continue to attract the same number of visitors as weak markets lessen the number of individuals interested in investment information. The MarketCentral.net web site presents financial information that is both useful and easy to understand for all levels of investor sophistication.

     Many of the competing financial services sites are beginning to charge a fee for information and services. Because the Registrant is focusing on advertising revenues rather than subscriptions, the Registrant expects to be able to keep the MarketCentral.net web site a free site and thus remain extremely competitive on a price basis. The Registrant is in development of a proprietary financial newsletter and investment guide that will be promotable throughout the internet and which will be a pay-for-subscription newsletter. The newsletter will be an interactive, easy to understand, comprehensive guide to investing. The investment guide will be an adjunct to the newsletter explaining all the key concepts and market strategies used in the newsletter. This product, in addition to the free site will broaden MarketCentral.net Corp.'s revenue base without limiting the number of visitors coming to the MarketCentral.net web site. Because the MarketCentral.net web site is a gateway site, many other sites are willing to have the MarketCentral.net web site link to their content for free as the Registrant's site brings the other sites additional traffic. The Registrant has attracted other newsletter writers to provide content to the MarketCentral.net web site including noted financial analyst Rick Eakle, Investors Diary, Go2Net's Daily Stock Report and Bob Bose's Weekly Market Updates, among others. MarketCentral.net Corp. also made arrangements with impressive financial information sources including Zacks for free research, BigCharts for free quotes and charts, Vector Vest for free stock analysis and

Reuters for market news. Some of these sources have also contracted the Registrant to either sell their products or advertise on the MarketCentral.net site. As the Registrant grows in popularity it will be able to expand the information provided from third party sources and increase its revenue potential by selling additional products, services and advertising to these companies.

     MarketCentral.net Corp. has spent considerable time and effort designing the site for ease of use and navigation. Because the MarketCentral.net web site is comprehensive, the format and design of the site is a significant accomplishment allowing investors to easily go from one MarketCentral.net web site area to any other MarketCentral.net web site area easily and conveniently. All MarketCentral.net web site key areas contain full toolbars and other navigational tools that are attractive and helpful to all internet users. Overall, MarketCentral.net web site will become the first place to visit for many investors looking for financial information on the internet. The Information Services area features links to the best quotes and news, investment information, personal financial and small business sites on the internet, all of which gives investors a convenient array of information in one location within the MarketCentral.net web site. The site's easy to understand format, free and comprehensive information, educational content, investment bookstore and easy access to other financial sites makes MarketCentral.net web site a valuable resource on the internet.

     MarketCentral.net Corp. has registered the use of the URL designations SportsCentral.net and WeatherCentral.net. There is a natural synergy between financial, sports and weather news. The Registrant plans to develop the three sites and incorporate them into a main site at some future time. This will increase the depth and marketability of the MarketCentral.net web site

(H)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions.

(I)  EMPLOYEES.
None.

                        ITEM 2.  DESCRIPTION OF PROPERTY.


     The Registrant has no property and enjoys the non-exclusive use of offices and telephone of its officers and attorneys. This Registrant's principal offices are located at 300 Mercer Street, Suite 26J, New York NY 10003. Its telephone number is (212) 979-0805.


                           ITEM 3.  LEGAL PROCEEDINGS.


     There are no legal proceedings pending against the Company, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     MarketCentral.net Corp., a private New York Corporation merged with and into MarketCentral.Net Corp., a newly formed private Delaware Corporation; following which merger of the target company, this Registrant, having changed its name to MarketCentral.net Corp. (the public Texas Corporation), acquired the Delaware company as a wholly-owned subsidiary.

     J. Dan Sifford having resigned as Director and President, and Mr. Yakimishyn having assumed the Presidency of the Corporation as Sole Interim Officer and Director, and a Majority Shareholder Action having been taken, and Gerald Yakimishyn, Roy Spectorman, and Jerry Kaplan having been elected Directors. The acquisition and reorganization was accomplished in the following manner:

     (i) That certain Merger Agreement and Plan of Acquisition and Reorganization, dated February 5, 1999, was ratified, approved and adopted.

     (ii) The Officers were empowered and Directed to change the name of this Texas Corporation (All American Consultant Aircraft, Inc.) to MarketCentral.net Corp.

     (iii) The agreement, by which Meridian Mercantile, Inc. would employ its best efforts to raise a minimum of $3,000,000 of capital for the reorganized corporation following the subsidiary merger, was ratified, approved and adopted.

     (iv) The "Meridian Mercantile, Inc. Subscription Agreement" for the purchase of an aggregate of up to 56,014 shares of All American Common Stock over a 24 month period at a purchase price of $5.57 per share pursuant to the terms thereof, as set forth on Schedule 1.3(vi) of Merger Agreement was ratified, approved and adopted.

     (v) The granting of an aggregate of 400,000 five-year options to purchase All American Common Stock at an exercise price equal to Five Dollars U.S. ($5.00) per share, in favor of certain persons as set forth on Schedule 1.3(vi) of Merger Agreement, was ratified, approved and adopted.

     The issuances by series referred to previously are displayed in the following table. The reference to Series of Common Stock is for descriptive purposes only.

Series #/Exemption              Issuances
-----------------------------------------
1. '4(2)
for services valued at $1,000     180,000
2.  '504
April 18, 1997-May 8, 1997        100,000
*3.  '504                           2,900
May 22, 1998
4.  '504                           84,000
July 1, 1998
5.  '504                        1,600,000
January 5, 1999
6.  '4(2)                       2,025,000
 for acquisition
7.  S-8 Registration               36,032
October 17, 1999
8.  Section 4(2)                  100,000
November 12, 1999
Issued and Outstanding          4,127,932
==============================  =========

             The Remainder of this Page is Intentionally left Blank

                                     PART II

           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

(A) MARKET INFORMATION. The Company, has one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.

(B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 1999, was 94.

(C) DIVIDENDS. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

(D)  SALES  OF  UNREGISTERED  COMMON  STOCK  1999.

On December 28, 1988 the Registrant made its initial issuance of 180,000 Common Shares for organizational services of $1,000. On or about April 8, 1997, the Registrant made a Limited Offering, pursuant to Regulation D, Rule 504, as promulgated by the Securities and Exchange Commission, pursuant to the Securities Act of 1933 ("the Act"). The Offering closed on May 8, 1997, 100,000 shares having been placed at $1.00 per share. On or about May 22, 1998, the Registrant made a Limited Offering, pursuant to Rule 504. The Offering closed on May 22, 1998, 2,900 shares having been placed at $1.00 per share. On or about July 1, 1998, the Registrant made a Limited Offering, pursuant to Regulation D, Rule 504. The Offering closed on July 1, 1998, 84,000 shares having been placed at $0.10 per share. As a result of the foregoing the Registrant had 366,900 shares issued and outstanding. On or about January 5, 1999, the Registrant placed an additional 1,600,000 shares at $0.025 per share, also pursuant to Regulation D, Rule 504, with the resulting total 1,966,900 issued and outstanding. On or about February 21, 1999 the Registrant agreed to issue and reserved for issuance 2,025,000 shares pursuant to '4(2) of the Act, in reliance on Rule 145, to the shareholders of the acquired corporation in exchange for shares of that target corporation, for the reorganization and acquisition of MarketCentral.Net Corp. a Delaware corporation. Rule 145 provides that securities issued in exchange for securities of an acquired corporation are new securities, subject to '5 of the 1933 Act, and eliminates the former "no-sale" doctrine. It then provides a safe harbor for such issuance to the effect that such securities be deemed issued pursuant to '4(2) of the Act, and are, accordingly, restricted securities, as defined by Rule 144(a), issued for investment and not for resale. On March 1, 1999 the Registrant changed its name to its present name which is that of its acquired business.

     As more fully described later in this registration statement, this Registrant, then All American Consultant Aircraft acquired the target company MarketCentral.Net Corp. in a reverse acquisition. A reverse acquisition is the acquisition of a private company by a public company, by which the private company's shareholders acquired control of the public company. At the time of the reverse acquisition the Registrant was a development stage registrant with no significant assets, liabilities or business or financial resources. Such an issuer is sometimes called a "shell company". The target company, also in the development stage, was a private corporation with an active business and some initial operations.

     On November 12, 1999, 100,000 shares of stock were issued to G. Richard Eackle as compensation for consulting services rendered pursuant to Section 4(2) of the Act and are restricted securities as defined by Rule 144(a). As a result of the foregoing issuances, the Registrant had 4,127,932 shares outstanding at December 31, 1999.

     For financial reporting purposes only the Registrant's auditors have accounted for the issuance of 56,014 additional shares at $5.57 per share of restricted securities pursuant to Section 4(2) of the Act. These shares had not in fact been issued at December 31, 1999 and are not reflected in the reported number of outstanding shares of common stock on that date.

 (E)  MARKET  INFORMATION.

Our Common Stock is quoted Over-the-Counter on the Bulletin Board (AOTCBB@). The Company's trading symbol is MKTS. Based upon standard reporting sources, the following information is provided:

period    high bid  low bid
1st 1999      7.00     3.75
2nd 1999     10.50     1.75
3rd 1999      5.00     1.00
4th 1999     10.00     1.00
========  ========  =======

     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.



       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A)  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. There can be no assurance that the Registrant will not exhaust its present cash before the end of calendar year 1999. The Registrant has divided its cash requirement into two levels. Level One, the basic operational level is provided by an agreement and subscription receivable which funds the Registrant a total of $312,000 at $13,000.00 monthly (note that the $13,000 monthly payment is scheduled to be paid for a total of twenty-four months). This level of funding is sufficient to keep the Registrant in operation for the next twelve months This is the only firm commitment the Registrant has for funding. Meridian Mercantile, an affiliate of the Registrant, has agreed to this funding, as disclosed in Exhibit 6.1.

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

          Level Two funding may be achieved by an offering of securities pursuant to a 1933 Act Registered offering; or Level Two funding may be achieved by limited offerings pursuant to Regulation D, Rules 505 and/or 506. The Registrant believes that the Company's program is sufficiently promising to attract the modest amounts of Level Two funding required. If successful, this Level Two funding will provide ample cash to meet the requirements of the business for expansion, growth and aggressive site promotion. However, there is no assurance to be given that this additional financing will be completed.

          MarketCentral.net Corp. expects to use the funds from secondary financing to create a World Class internet site featuring the finest investment information and tools available to the individual investor. The site will feature state-of-the-art E-commerce throughout the site and in the Market Mall. The Registrant believes that its MarketCentral.net web site appeals to well established advertisers looking to reach the upscale audience of investors and consumers who are attracted to the MarketCentral.net web site's content and exciting format. MarketCentral.net Corp. plans to aggressively promote the site throughout a variety of online and traditional media sources.

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.
          MarketCentral.net Corp.'s online shopping mall, called the Market Mall, can be promoted as a separate site and is unique in the content and entertainment provided.

      (3) EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. MarketCentral.net Corp. intends to build an internet based store to sell its own proprietary products and services. Beyond the proprietary newsletter and other investment products, the Registrant will sell novelty items, gift items and other specialty items as they become available. The store will be available for co-branding through other sites throughout the internet. There is no assurance that the Registrant will be successful in any of these endeavors. The Registrant has no other plans for the purchase or sale of significant business plant or equipment.

      (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.
          None at this time. It is forseeable over time that employees will be needed. The number of employees that may be needed in the next twelve months is speculative only at this time.


 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          (B.1) FINANCIAL CONDITION. This small business Registrant's financial condition is adequate for its present purposes, as discussed above, by agreements to provide incremental funding over time. There is no apparent need for additional funds or cash foreseeable at this time, to continue for the next twelve months, provided that the Registrant's arrangements for funding proceed as agreed and expected. The funding arrangements referred to are documented in that certain stock subscription agreement attached as Exhibit 5 to Form 10-SB. That agreement provides, in relevant part, that Meridian Mercantile, Inc., an affiliate of the Registrant, subscribed for the purchase of 56,014 shares of common stock in consideration of the sum of $312,000.00, payable on or before two years from February 5, 1999, with a minimum payment of $13,000.00 per month payable over 24 consecutive months.

           (B.2) RESULTS OF OPERATION. This small business Registrant has had limited significant operations to date. It has some small revenues from advertising contracts and affiliate site arrangements. It is not presently operating at or near a profitable level. Profitability will require aggressive site promotion and growth of site-services offered to users. There is no assurance that the Registrant will ever operate at or near a profitable level. The Registrant Company has incurred expenses of $736,317 against revenues of $14,296, in the twelve months covered by this Report, for a net loss of $721,894, or $0.19 per share. The Registrant ended the year with a cash balance of $9,705 compared to a cash balance of $20,130 for the period ending December 31, 1998.

          The Registrant's auditors made the following statement in their opinion: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred substantial losses during the development stage and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the
Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty." As expressed in Note 9 to the financial statements, it is management's plan to raise additional capital and to promote its website to profitable status.

           (B.3) POSSIBLE ACQUISITION TARGET. This Registrant has cancelled plans to acquire an on-line trading site, by joint-venture with, or possible acquisition of, an existing provider. There are no other acquisitions being discussed.

                         ITEM 7.  FINANCIAL STATEMENTS.


     Please see the Exhibit Index found on page 22 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein.



                                     ITEM 8.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     None.



             The Remainder of this Page is Intentionally left Blank

                                    PART III



                                     ITEM 9.
        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



The following two persons first listed below are the Directors of Registrant, having taken office from the inception of the target company, and having been appointed to become Directors upon the reorganization of the Registrant by which the target company was acquired. The present three Directors are to serve until their successors might be elected or appointed, or until the next meeting of shareholders, general or special, whichever occurs first. A third Officer is identified in the following disclosure. Each of the Officers and Directors listed below are significant shareholders of the Registrant, and presently serve without compensation arrangements. (See Executive Compensation, and Relationships and Transactions, in the succeeding items 6 and 7, of this Part.) None of the current officers or directors receive any compensation but may receive compensation in the future.


     Roy Spectorman, age 48, MarketCentral's President and founder, will be coordinating the efforts of the MarketCentral management team and will guide the Registrant's implementation of its strategic plan. Mr. Spectorman has developed the content of the MarketCentral Website, investment guide and newsletter. He will be responsible for the newsletter and investment guide updates and will be attempting to establish relationships and alliances within the financial services industry. From 1989 until his founding of the Registrant, Mr. Spectorman has served as President of New Horizons Asset Management Corporation from 1989, a financial management consulting firm. Mr. Spectorman has over 20 years experience in the financial markets. Mr. Spectorman was President of Environmental Life Products from 1986-1989. He was responsible for developing the product line, creating marketing materials and building a sales organization. Mr. Spectorman was Vice-President of Palace Industries from 1973-1986. He developed product lines for this textile manufacturer, managed a sales organization and developed marketing strategies. Mr. Spectorman attended Adelphi University from 1974-1976 where he received a Masters Degree in Business Administration in Management and graduated Summa Cum Laude. He attended The State University of New York at Stony Brook from 1968-1972 where he received a B.A. in Liberal Arts.

     Jerry Kaplan, age 52, MarketCentral's Vice-President-Operations, appointed Secretary-Treasurer in November 1999, and one of its Directors, will be heading the operations department. He will be responsible for credit card transactions, computer technical support, product warehousing and shipping operations. Mr. Kaplan has used, programmed and overseen several computer system installations over the last thirty years, and brings a thorough understanding of their workings, capabilities and limitations. Mr. Kaplan has been President of Universal Chemicals, a privately held chemical distributor primarily selling water treatment chemicals since 1992. He has been in the chemical industry since 1970 when he joined Alden Leeds, Inc., a swimming pool chemical manufacturer. His experience includes all phases of operating within the chemical industry, including chemical manufacture, sales, distribution, labor relations, data processing, accounting, and government regulations. Mr. Kaplan worked for IBM from 1969 to 1970 as a computer operator, at the first Management Information Systems (MIS) center in the U.S. He received in-house training from IBM in computer operations, job control language and various computer programming languages. Mr. Kaplan attended the University of Tampa between 1964 and 1966 where he majored in biology. He attended Hofstra University between 1966-1968 where he majored in business, with a minor in chemistry. Mr Kaplan devotes only such time to the business of the Registrant as is necessary to perform his duties as an officer and director.

     Gerald Yakimishyn, age 46, was Secretary-Treasurer and Director until his resignation prior to year-end 1999. He has a diverse background ranging from hands-on, in-the-field mineral exploration experience, to leadership in secondary-level industrial education for 14 years. He was a Surrey School District administrator prior to his move into the private industry. Mr. Yakimishyn was instrumental in the management and capitalization of Pierce Mountain Resources, Carmelita Resources Limited and Meridian Mercantile, Inc., a merchant banking organization; before joining Sino Pacific Development in 1996. He became CEO and President of Sino Pacific Development in 1997. Mr. Yakimishyn devotes only such time to the business of the Registrant as is necessary to perform his duties as an officer and director. Mr. Yakimishyn's resignation was effective November 17, 1999 at which time he chose to pursue other business interests. Mr. Yakimishyn did not have any disagreements of any sort or kind with the Registrant.

     Peter J. Waters, is MarketCentral's Marketing Director [not a Director on the Board of Directors] in charge of advertising sales and site promotion. From 1983 until present, Mr. Waters has been President of his own Marketing Consulting firm specializing in implementing marketing/advertising programs for the New York City real estate industry. He has successfully hired and managed a sales organization and has been affiliated with Kenart Realty as Vice-President. From 1981 to 1989 Mr. Waters served as President of Classic Trading Inc., an Import/Export firm specializing in the marketing and distribution of industrial products in the United States and Canada. Mr. Waters devotes only such time to the business of the Registrant as is necessary to perform his duties as its Marketing Director.


                        ITEM 10.  EXECUTIVE COMPENSATION.


The Registrant's Officers and Directors serve without compensation at this time, except that Roy Spectorman, the Registrant's president, receives indirect compensation as explained hereinafter. No plan of compensation has been adopted or is under consideration at this time. None of the Directors currently receives, or has ever received, any salary from the Registrant in their capacities as such, and none are expected to be compensated in their capacities as such. No officers are expected to receive any compensation for their services. No officers or directors are under an employment contract with the Registrant. The Registrant has no retirement, pension, profit sharing, or insurance or medical reimbursement plans.

     Certain Management Options to acquire additional shares of common stock, at an exercise price of $5.00 per share for five years from February 5, 1999, have been contemplated for future grant to management as follows:


Roy Spectorman     170,000
Jerry Kaplan        25,000
Peter Waters        50,000
Alan Kessler         5,000
Frank Evanshen      75,000
Gerald Yakimishyn   75,000
=================  =======

    The options were issued pursuant to the exemption provided by '4(2) of the Securities Act of 1933.

   Please see Item 12. Certain Relationships and Related Transactions, for indirect compensation of Roy Spectorman, in the amount of $9,000.00 per month, by virtue of a Management Services Agreement with a consultant to the Registrant, of which Mr. Spectorman is the President and beneficial owner.

                     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT.


 (1.) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Issuer has only one class of stock; namely Common Stock.

 (2.) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please note that the column "Attributed Shares" shows that certain shareholders are related and that the shares of each are attributed to the others. This means that each member of each group is treated as the owner of all of the shares of that group, for purposes of determining the 5% threshold for disclosure, and the 10% threshold for affiliation. Please refer to explanatory notes for clarification of the attribution of share ownership.

     Table A following discloses the share ownership actually issued and the attribution of shares among and between related shareholder family groups, (1) the Yakimishyn group, and (2) the Evanshen group.
                                     TABLE A
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

 Name and Address of Beneficial Owner                Actual           %  AttributedShares        %
                                                     Shares
--------------------------------------------------------------------------------------------------
Roy Spectorman,  President/Director                    794,813    19.91           794,813
300 Mercer Street, Suite 26J
New York NY 1003
--------------------------------------------------------------------------------------------------
Gerald Yakimishyn (1) Secretary-Treasurer/Director      48,000     1.20           240,000     6.01
11270 Chalet Road
Sidney, B.C. Canada V8L 5M1
--------------------------------------------------------------------------------------------------
Jerry Kaplan  Director                                 198,703     4.98           198,703
300 Mercer Street, Suite 26J
New York NY 1003

--------------------------------------------------------------------------------------------------
Peter Waters  Marketing And Site Promotion             389,813     9.77           389,813
300 Mercer Street, Suite 26J
New York NY 1003
--------------------------------------------------------------------------------------------------
Officers and Directors as a Group                    1,431,329    35.86         1,623,329    40.67
--------------------------------------------------------------------------------------------------
G.S.M.Y. Developments Ltd. (1)                          89,000     2.23
11270 Chalet Road
Sidney, B.C. Canada V8L 5M1
                                                       240,000     6.01
--------------------------------------------------------------------------------------------------
Sharon Yakimishyn (1)                                   55,000     1.38
11270 Chalet Road
Sidney, B.C. Canada V8L 5M1
--------------------------------------------------------------------------------
Troy Yakimishyn (1)                                     16,000     0.40
11270 Chalet Road
Sidney, B.C. Canada V8L 5M1
--------------------------------------------------------------------------------
Travis Yakimishyn (1)                                   15,500     0.39
11270 Chalet Road
Sidney, B.C. Canada V8L 5M1
--------------------------------------------------------------------------------
Alysha Yakimishyn (1)                                   16,500     0.41
11270 Chalet Road
Sidney, B.C. Canada V8L 5M1
--------------------------------------------------------------------------------
Frank Evanshen (2)                                     150,000     3.76
3710 Southridge Place
West Vancouver, B.C. Canada V7Y 3H8
                                                       501,875    12.57
--------------------------------------------------------------------------------
Molly Evanshen (2)                                     150,000     3.76
3710 Southridge Place
West Vancouver, B.C. Canada V7Y 3H8
--------------------------------------------------------------------------------
Meridian Mercantile Inc. (2)                           100,000     2.51
#1407 - 650 W. Georgia Street
Vancouver, B.C. Canada  V6B 4N7
--------------------------------------------------------------------------------
Adina Trowhill (2)                                       3,125     0.08
#106 - 2288 Marstrand Avenue
Vancouver, B.C. Canada V6K 4S9
--------------------------------------------------------------------------------
Sandra-Marie Hendrickson (2)                           100,000     2.51
106 - 1230 Haro Street
Vancouver, B.C. Canada V6E 4J9
--------------------------------------------------------------------------------------------------
Total "Other 5% Owners" of the Issuer                  695,125    17.41
--------------------------------------------------------------------------------------------------
Total Shares Issued and Outstanding                  3,991,900   100.00         3,991,900   100.00
===================================================  =========  =======  ================  =======

(1) These shareholders ("the Yakimishyn Group") are a single family group. Accordingly the shares of each are attributed to the other, and each is treated as if he, she or it were the owner of all of the group's combined ownership, for purposes of determining the percentage of ownership. Gerald Yakimishyn is an affiliate of the Issuer. No single member of his family owns 5%, but the combined ownership of the family is more than 6.7%. Accordingly, each member of the family is disclosed as a 5% owner, and an effective affiliate of the Issuer, by reason of such attribution of ownership. Accordingly, also, each member of the family is disclosed as an affiliate of the Issuer, because Gerald Yakimishyn is an Officer-Affiliate of the Issuer.

(2) These shareholders ("the Evanshen Group") are a single family group. Accordingly the shares of each are attributed to the other, and each is treated as if he, she or it were the owner of all of the group's combined ownership, for purposes of deterring the percentage of ownership. No single member of his family owns 5%, but the combined ownership of the family is more than 12.65%. Accordingly, each member of the family is disclosed as a 10% owner, and an effective affiliate of the Issuer, by reason of such attribution of ownership.



 (3.) CHANGES IN CONTROL. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Issuer.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


That certain stock subscription agreement attached as Exhibit 6.1 hereto, provides, in relevant part, that Meridian Mercantile, Inc. ("Meridian"), an affiliate of the Registrant, subscribed for the purchase of 56,014 shares of common stock in consideration of the sum of $312,000.00, payable on or before two years from February 5, 1999, with minimum payment of $13,000.00 per month payable over 24 consecutive months. Meridian has also agreed to use its best efforts to raise a minimum of an additional $3,000,000.00. In connection with Meridian's financing efforts, the Registrant has agreed that Meridian's nominee shall be entitled to one of three positions on the Board of Directors.

     In connection with its business activities, MarketCentral.net Corp. utilizes a portion of the business, facilities, computers, telephone and office supplies of New Horizons Asset Management Corp. ("New Horizons"), 300 Mercer Street, Suite 26-J, New York NY 10003, and retains New Horizons as a management consultant. Mr. Roy Spectorman is the President and beneficial owner of New Horizons. For these considerations, MarketCentral.net Corp. has agreed to pay New Horizons Inc. $9,000.00 per month. The Registrant as part of this Management Services Agreement has also agreed in part to remit to same an additional payment of $25,000 upon its receipt of funds in an equity or debt financing transaction.

The Registrant has entered into a material contract with Media Communications, Inc, to provide the Registrant with coordination and consultation of media relations activities, for the monthly fee of $3,000.00.

The Registrant has entered into a material contract with Creative Web for Web-Master services.



   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.  None.

--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
F-1  Audited  Financial Statements for the years ended December 31, 1999 and1998
================================================================================

                 SUPPLEMENTARY INFORMATION TO BE FURNISHED WITH
              REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY
                REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT.

     No  annual  report  or  proxy  material  has been sent to security holders.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                            MARKETCENTRAL.NET, CORP.

                Formerly, All American Consultant aircraft, Inc.
                     Formerly, Great American Leasing, Inc.


Dated:  March  30,  2000


   /s/                            /s/
Roy  Spectorman               Jerry  Kaplan
President CEO/Director          Director

--------------------------------------------------------------------------------
                                   EXHIBIT F-1
                          AUDITED FINANCIAL STATEMENTS
                       FOR YEARS ENDING DECEMBER 31, 1999
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MarketCentral.net Corp.


We have audited the accompanying consolidated balance sheets of MarketCentral.net Corp. as of December 31, 1999 and 1998, and related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the accumulated amounts of stockholders' equity from inception December 28, 1988 through December 31, 1998, which includes an accumulated deficit as of December 31, 1998 of $1,687,144. Those amounts were audited by other auditors whose report thereon has been furnished to us; and our opinion insofar as it relates to those accumulated amounts is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above presents fairly, in all material respects, the financial position of MarketCentral.net Corp. and the results of its operations and its cash flows for the year then ended in conformity with general accepted accounting principles.

Date:  March  1,  2000

                            Market Central. Net Corp.
                                  A Subsidiary
                          (a development Stage Company)
                           Consolidated Balance Sheet

                                                                         1998
                                                   1999     Proforma-Unaudited
------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                        $     9,705   $            20,130
Accounts receivable                                 626                     0
Loan Receivable                                       0                20,000
Subscriptions Receivable                        140,371                 2,871
Total Current Assets                            150,702                43,001
Software development costs
net of accumulated amortization
of $17,353 and $-0- in 1999 and
1998, respectively                               69,411                86,764
                                            $   220,113   $           129,765
Total Assets
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILTIES
Accounts Payable                            $   103,737   $            17,845
Accrued expenses Payable                         17,097                     0
Note Payable                                     84,231                53,478
                                                205,065                71,323
Total current Liabilites
Stockholders Equity
Common stock, $0.0001 par value;
100,000,000 shares authorized;
4,183,914 and 3,991,900 issued and
outstanding in 1999 and 1998, respectively          419                   399
Paid in Capital                               2,423,667             1,745,187
Deficit accumulated during the
development stage                            (2,409,038)           (1,687,144)
Total Stockholders' Equity                       15,048                58,442
Total Liabilites and stockholders' Equity   $   220,113   $           129,765

           See independent auditors' report and notes to consolidated
                              Financial statements.
                            Market Central. Net Corp.
                                  A Subsidiary
                          (a development Stage Company)
                      Consolidated Statement of Operations

                                   Year Ended                   For the Period
                                   December 31,                 From Inception
                                                         1998    (December 28, 1998)
                                                   Proforma     to December 31,
                                            1999   Unaudited                   1999
------------------------------------------------------------------------------------
Revenue:                           $      14,973   $        0   $            14,973
Operating expense:
General and administration
Expense                                  736,867    1,598,258             2,424,011
Net Loss                           $     721,894   $1,598,258   $         2,409,038
Net Loss Per Share                         (0.19)       (4.94)                 0.00
Weight average shares outstanding      3,779,820      323,692

           See independent auditors' report and notes to consolidated
                              Financial statements.
                            Market Central. Net Corp.
                                  A Subsidiary
                          (a development Stage Company)
                 Consolidated Statement of Stockholders' Equity

                                                                    Deficit
                                                                    Accumulated
                                     Common     Stock    Paid In    During the
                                     Shares     Amount   Capital    Development Stage
--------------------------------------------------------------------------------------
Balance at Beginning of Development
Stage - December 28, 1988                    0  $     0          0                  0
Shares issued for organizational
costs                                  180,000       18        982                  0
Net Loss December 31, 1988-1996              0        0          0             (1,000)
Balance, December 31, 1996             180,000       18        982             (1,000)
April 8, 1997-Issued at $1.00
per share                              100,000       10     99,990                  0
Net Loss Decemeber 31, 1997                  0        0          0            (87,886)
Balance, December 31, 1997             280,000       28    100,972            (88,886)
May 22, 1998-issued at $1.00
per share                                2,900        1      2,899                  0
July 1, 1998-issued at $.10
per share                               84,000        8      8,392                  0
Shares issued for cash and
services at $1.0 per share           1,600,000      160  1,599,840                  0
Net Loss December 31, 1998                   0        0          0         (1,598,258)
Balance, Decmber 31, 1998            1,966,900      197  1,712,103         (1,687,144)
February 1999 reorganizaation        2,025,000      202     33,084                  0
Stock issued for professional
services rendered                       36,000        4     53,996                  0
Stock issued for subscription
stock                                   56,014        6    311,994                  0
Stock issued for professional
services rendered                      100,000       10    312,490                  0
Net Loss December 31, 1999                   0        0          0           (712,894)
Balance as of December 31, 1999      4,183,914  $   419  2,423,667         (2,409,038)

           See independent auditors' report and notes to consolidated
                              Financial statements.

                            Market Central. Net Corp.
                                  A Subsidiary
                          (a development Stage Company)
                      Consolidated Statement of Cash Flows

                                                    Year Ended              For the Period
                                                    December 31,            From Inception
                                                          1998         (December 28, 1998)
                                                       Proforma-           to December 31,
                                                1999   Unaudited                     1999
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                   ($721,894)   ($1,598,258)          ($2,409,038)
Depreciation and amortization
web site cost                                 17,353              0                17,353
Shares issued for services                   366,500      1,560,000             1,927,500
(Increase) in accounts receivable               (626)             0                  (626)
Increase in accounts payable                  85,892         17,845               103,737
Increase in accrued expenses                  17,097              0                17,097
Net cash provided (used) by
operating activities                        (235,678)       (20,413)             (303,977)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in loan
receivable                                    20,000        (20,000)                    0
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                   30,753              0                30,753
Issuances of Common stock                    174,500         48,429               322,929
Net cash provided by financing
activities                                   205,253         48,429               353,682
Net increase (decrease) in cash              (10,425)         8,016                 9,705
Cash, beginning of period                     20,130         12,114                     0
Cash, end of period                    $       9,705   $     20,130   $             9,705
Interest Paid                          $           0   $          0   $                 0
Income taxes paid                      $           0   $          0   $                 0

           See independent auditors' report and notes to consolidated
                              Financial statements.
                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                                December 31, 1999


NOTE  1.     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
             ----------------------------------------------------

          Nature  of  Business
          --------------------
          MarketCentral.net Corp. (formerly All American Consultant Aircraft, Inc.) (the "Company") was incorporated in Texas. The Company's primary business is an internet site featuring investment information and tools available to the individual investor. The site features state-of-the-art e-commerce. MarketCentral.net Corp.'s online shopping mall, called the Market Mall is promoted as a separate site.

          Basis  of  Consolidation
          ------------------------
          The consolidated financial statements include the accounts of MarketCentral.net. Corp., (formerly All American Consultant Aircraft, Inc.) and its wholly-owned subsidiary, MarketCentral.Net Corp. All intercompany transactions and balances have been eliminated.

          Summary  of  Significant  Accounting  Policies
          ----------------------------------------------
          Software development costs on the balance sheet represent capitalized costs of design, configuration, installation and testing of the Company's website up to its initial implementation. The asset is being amortized to expense over its estimated useful life of 5 years using the straight line method.

          Ongoing website post-implementation costs of operation, including training and application maintenance, are charged to expense as incurred.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

NOTE  2.     REORGANIZATION
             --------------
          On February 5, 1999 a merger agreement and plan of acquisition and reorganization was executed, having the following effects:

               MarketCentral.net Corp. (a New York Corporation) was acquired by MarketCentral.Net Corp. (a Delaware Corporation and a wholly-owned subsidiary of All American Consultant Aircraft, Inc.). MarketCentral.Net Corp. continued as the surviving corporation and MarketCentral.net Corp. ceased to exist.
     7

     MarketCentral.Net  Corp.
     and  Subsidiary
     (A  DEVELOPMENT  STAGE  COMPANY)

     Notes  to  Consolidated  Financial  Statements

     December  31,  1999

NOTE  2.     REORGANIZATION  -  continued

               The shareholders of MarketCentral.net Corp. received 2,025,000 unregistered shares of All American Consultant Aircraft, Inc. in exchange for their shares of MarketCentral.net Corp.

               All American Consultant Aircraft, Inc. changed its name to MarketCentral.net Corp. MarketCentral.Net Corp. remains a wholly-owned subsidiary of MarketCentral.net Corp.

               The reorganization was accounted for as a purchase at the book value of MarketCentral.Net Corp. at December 31, 1998.

               In the accompanying financial statements, proforma unaudited presentations as of and for the year ended December 31, 1998 represent the consolidated accounts of the companies as if the reorganization described above had taken place on December 31, 1998.

NOTE  3.     SERVICES  COMPENSATION
             ----------------------

          In 1999, Intrepid International LTD rendered financial services at a fair value of $54,000 and was compensated by issuing 36,000 the Company's restricted common stock.

          An additional 100,000 shares of restricted common stock was issued to a business consultant who rendered services to the Company and was recorded at fair value. The value of the stock on the issued date (September 14, 1999) was $3 1/8 per share.

NOTE.  4     TRANSACTIONS  WITH  RELATED  PARTIES
             ------------------------------------

          Subscription  Receivable
          ------------------------
          Meridian Mercantile, Inc. ("Meridian"), an affiliate of the Company, subscribed for the purchase of 56,014 shares of common stock in consideration of the sum of $312,000 payable on or before two years from February 5, 1999, with minimum payment of $13,000 per month over 24 consecutive months. The balance of this subscription as of December 31, 1999 is $137,500.

          Note  Payable
          -------------
          The Company has assumed a demand loan to one of its stockholders in the amount of $53,478. The note bears interest at the rate of 7% per annum. During 1999, an additional $30,753 advance was obtained from the stockholder and interest was accrued on the entire balance in the amount of $4,725.


     MarketCentral.Net  Corp.
     and  Subsidiary
     (A  DEVELOPMENT  STAGE  COMPANY)

     Notes  to  Consolidated  Financial  Statements

     December  31,  1999


NOTE  4.     TRANSACTIONS  WITH  RELATED  PARTIES  -continued
             ------------------------------------------------

          Management  Consultant  Fee
          ---------------------------
          The Company utilized a portion of the business, facilities, computers, telephone and office supplies of New Horizons Asset Management Corp. ("New Horizons"), 300 Mercer Street, Suite 26-J, New York, New York 10003, and retains New Horizons as a management consultant. The President and beneficial owner of New Horizons is also the President of MarketCentral.Net Corp. MarketCentral.net Corp. has agreed to pay New Horizons Inc. $9,000.00 per month. MarketCentral.net Corp. has also agreed to remit to New Horizons an additional payment of $25,000 upon its receipt of funds in an equity or debt financing transaction.

NOTE  5.     STOCK  OPTIONS
             --------------
          In February 1999, the Company granted stock options to its key directors, advisors and consultants to acquire up to total of 400,000 shares of common stock at an exercise price of $5.00 per share and exercisable for a period of five years from the date of grant. Additional options to purchase 160,000 shares of restricted common stock for certain consultant services were granted at an exercise price of $5.00 per share for the 1st 40,000 shares; $7.50 per share for the 2nd 40,000 shares; $10.00 per share for the 3rd 40,000 shares; $12.50 per share for the last 40,000 shares.

NOTE  6.     CAPITAL  STOCK
             --------------
          Each  share  of  common  stock  is  entitled  to  one  vote.

NOTE  7.     FINANCIAL  INSTRUMENTS
             ----------------------
          Current assets and liabilities are reported at their face amount which, because of their short-term nature, approximates fair value.

NOTE  8.     INCOME  TAXES
             -------------
          No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $849,038 that will be offset against future taxable income. Since the Company is in the development stage, no provision for income taxes has been made.

          Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998.

                                                December  31,
                                               1999       1998
--------------------------------------------------------------
               Deferred  tax  asset:
                 NOL  carryforward      $  288,673   $  43,288
                 Valuation  allowance     (288,673)   (43,288)
                                          ---------   --------

                 Total                    $       -   $      -
==============================================================

     MarketCentral.net  Corp.
     and  Subsidiary
     (A  DEVELOPMENT  STAGE  COMPANY)

     Notes  to  Consolidated  Financial  Statements.

     December  31,  1999


NOTE  9.     GOING  CONCERN  MATTERS
             -----------------------

          The Company has incurred losses totalling $2,409,038 in the development stage from inception (December 28, 1988) through December 31, 1999. The company's website became operational in 1998. However, no significant revenues have been generated.

          It is management's plan to raise additional capital and to promote its website to profitable status.