Form 10QSB
period 2000-03-31
MARKETCENTRAL NET CORP
filed 2000-05-15
CIK 1068170

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2000

                        Commission File Number:  0-25891


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

Securities  registered  pursuant  to  Section  12(g)  of  the Act:     4,183,946

Yes [X] No [] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As  of  March  31,  2000,  the  number of shares outstanding of the Registrant's
Common  Stock  was  4,183,946

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                          ITEM 1.  FINANCIAL STATEMENTS

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit FQ1-00) for the three months ended March 31, 2000.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (A)  PLAN  OF  OPERATION  THE  NEXT  TWELVE  MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. There can be no assurance that the Issuer will not exhaust its present cash before the end of calendar year 2000. The Issuer has divided its cash requirement into two levels. Level One, the basic operational level is provided by an agreement and subscription receivable which funds the Issuer a total of $312,000 at $13,000.00 monthly (note that the $13,000 monthly payment is scheduled to be paid for a total of twenty-four months). This level of funding is sufficient to keep the Issuer in operation for the next twelve months This is the only firm commitment the Issuer has for funding. Meridian Mercantile, an affiliate of the Issuer, has agreed to this funding, as disclosed in Exhibit 6.1 to our Form 10-SB-A1.

     Level Two is the level of funding necessary for aggressive site promotion and expansion and growth of the business. This level of funding must be provided by secondary capital formation efforts. The Merger Agreement mentions that the company will retain Meridian Mercantile to raise an additional investment of a minimum of $3,000,000 on a best efforts basis, no agreement has been reached as to the consideration to be paid to Meridian for such performance. Accordingly, no present reliance is placed upon that specific program.

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

     The Company has hired a business consultant to assist in the development of a business plan that will focus on MarketCentral.net becoming a comprehensive financial content provider that will offer users a one-stop destination for financial services, news, e-commerce and a wide array of information services. The hub site will serve visitors interested in investment information, financial products and services and on-line shopping. The business plan, which is being paid for by a shareholder of the Company by a loan of $20,000, is expected to be completed in the second quarter of 2000.

     The Company has entered into agreements with Richard Eakle, former Market Strategist for Morgan Stanley, and with Gramercy Capital (Joan Lappin,
CIO) a registered investment advisory and money-management firm that has been ranked number one in performance for five years, to provide original investment newsletters for the hub web site.

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


 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) FINANCIAL CONDITION. This small business Issuer's financial condition is adequate for its present purposes, as discussed above, by agreements to provide incremental funding over time. There is no apparent need for additional funds or cash foreseeable at this time, to continue for the next twelve months, provided that the Issuer's arrangements for funding proceed as agreed and expected. The funding arrangements referred to are documented in that certain stock subscription agreement attached as Exhibit 5 to Form 10-SB-A1. That agreement provides, in relevant part, that Meridian Mercantile, Inc., an affiliate of the Issuer, subscribed for the purchase of 56,014 shares of common stock in consideration of the sum of $312,000.00, payable on or before two years from February 5, 1999, with a minimum payment of $13,000.00 per month payable over 24 consecutive months.

      (2) RESULTS OF OPERATION. This small business Issuer has had limited significant operations to date. It has some small revenues from advertising contracts and affiliate site arrangements. It is not presently operating at or near a profitable level. Profitability will require aggressive site promotion and growth of site-services offered to users. There is no assurance that we will ever operate at or near a profitable level. We incurred expenses of $93,893 against revenues of $3,874, in the three months covered by this Report, for a net loss of $90,019, or $0.02 per share. These results show little change from the corresponding period of 1999: expenses of 80,811, for a loss of $79,662, or $0.03 per share.

      (3) POSSIBLE ACQUISITION TARGET. Negotiations for the acquisition of an on-line trading site have been cancelled pending the completion of the Company's business plan.

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

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

                           ITEM 6. REPORTS ON FORM 8-K

                                      None

                                    EXHIBITS

     Exhibit FQ1-00 Financial Statements (Un-Audited), first quarter, March 31, 2000

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                             MARKETCENTRAL.NET CORP.

                formerly, ALL AMERICAN CONSULTANT AIRCRAFT, INC.
                     formerly, GREAT AMERICAN LEASING, INC.

                                       by
Dated:  March  31,  2000


   /s/                       /s/
 Roy Spectorman              Jerry Kaplan
 president/director          director

--------------------------------------------------------------------------------
                                 EXHIBIT FQ1-00

                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                             MarketCentral.net Corp.
                          (A DEVELOPMENT STAGE COMPANY)
                        Consolidated Financial Statements
                             March 31, 2000 and 1999

                             MarketCentral.net Corp.
                          (A DEVELOPMENT STAGE COMPANY)
                             March 31, 2000 and 1999
                                Table of Contents
                                -----------------

                                                                 Page
                                                                 ----
Independent  Accountant's  Review  Report                           8
Balance  Sheets                                                     9
Statement  of  Operations                                           10
Statement  of  Cash  Flows                                          11
Statement  of  Changes  in  Stockholders'  Equity                   12
Notes  to  Financial  Statements                                  13-15

                           ACCOUNTANTS' REVIEW REPORT
                           --------------------------

To the Board of Directors and Stockholders of MarketCentral.net Corp.

We have reviewed the accompanying consolidated balance sheets of MarketCentral.net Corp. and subsidiary as of March 31, 2000 and 1999, and the related consolidated statement of operations, of stockholders' equity (deficit) and of cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MarketCentral. net Corp.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

       /s/
Rogoff  &  Company,  P.C.
Certified  Public  Accountants
Date:  April  28,  2000

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheets
                          As of March 31, 2000 and 1999

                                     ASSETS
                                     ------
                                                               March  31,
                                                                ----------
                                                          2000              1999
                                                          ----              ----
CURRENT  ASSETS
  Cash                                                 $    5,763     $       18
  Accounts  receivable                                        626              0
  Loan  receivable                                              0              0
  Subscriptions  receivable                                35,371          2,871
OTHER  ASSETS
  Software  development costs,                             65,073         82,426
  net  of  accumulated  amortization
    of  $21,691  and  $4,338
TOTAL  ASSETS                                          $  106,833     $   82,444
                                                       ==========     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT  LIABILITIES
  Accounts  payable                                    $   88,756     $   36,156
  Accrued  expenses  payable                                8,816              0
  Note  payable                                            84,231         61,638
  Due  to  related  party                                       0          5,870
                                                       ----------     ----------
  Total  current  liabilities                             181,803        103,664
                                                       ----------     ----------
STOCKHOLDERS'  EQUITY
  Common  stock,  $0.0001  par  value;
  100,000,000  shares  authorized;
  4,183,946  and  3,991,900  issued  and
  outstanding  in 2000 and 1999, respectively                 419            399
  Paid  in  capital                                     2,423,719      1,745,187
  Deficit  accumulated  during  the
    development  stage                                 (2,499,108)   (1,766,806)
                                                           ---------- ----------
TOTAL  LIABILITIES  AND  STOCKHOLDERS' EQUITY          $  106,833     $   82,444
                                                       ==========     ==========
See accountants review report and notes to consolidated financial statements.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Operations

                                         Three  Month
                                         Period  Ended         For  the  Period
                                           March  31,           From  Inception
                                                              (December 28,1988)
                                                                  to  March  31,
                                             2000            1999           2000
                                             ----            ----           ----
Revenue:                                $    3,874      $    1,149    $   18,847
Operating  expense:
  General  and  administration
    expense                                 93,893          80,811     2,517,904
                                        ----------      ----------    ----------
Net  loss                               $  (90,019)     $  (79,662)   $2,499,057
                                        ==========      ==========    ==========
Net  loss  per share                         (0.02)          (0.03)            0
                                        ==========      ==========    ==========
Weight  average  shares  outstanding     4,183,946       2,698,479
                                        ==========      ==========


See  accountant's review report and notes to consolidated financial  statements.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statement of Cash Flows

                                         Three  Month
                                         Period  Ended           For  the Period
                                           March  31,            From  Inception
                                                             (December  28,1988)
                                                                  to  March  31,
                                            2000           1999             2000
--------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  loss                          $  (90,019)   $   (79,662)     $(2,499,057)
  Depreciation  and  amortization  -
    web  site  cost                       4,338          4,338           21,691
  Shares  issued for services                 0              0        1,927,500
  (Increase)  in  accounts  receivable        0              0             (626)
  Increase  (decrease)  in  accounts
    payable                             (14,981)             0           88,756
  Increase  (decrease)  in  accrued
    expenses                             (8,281)       (27,183)           8,816
--------------------------------------------------------------------------------
Net  cash  provided  (used)  by
  operating  activities                (108,943)        48,142         (452,920)
--------------------------------------------------------------------------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  (Increase)  decrease  in  loan
    receivable                                0         40,000                0
--------------------------------------------------------------------------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Proceeds from notes payable                 0          8,160           30,753
  Issuances  of  common stock                 0              0          322,929
  Decrease subscription receivable       105,000             0          105,000
--------------------------------------------------------------------------------
Net  cash  provided  by  financing
  activities                             105,000         8,160          458,682
--------------------------------------------------------------------------------
Net increase (decrease) in cash           (3,943)           18            5,763
Cash,  beginning  of  period               9,705             0                0
--------------------------------------------------------------------------------
Cash, end of period                    $   5,762    $       18       $    5,763
================================================================================
See  accountant's review report and notes to consolidated financial  statements.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)
                 Consolidated Statement of Stockholder's Equity
                For the Period From Inception (December 28, 1988)
                               To  March 31, 2000

                                                                       Deficit
                                                                     Accumulated
                                        Common   Stock    Paid In     During The
                                        Shares   Amount   Capital    Development
                                                                        Stage
                                        ------   ------   -------    -----------


Balance at Beginning of Development
Stage-December 28, 1988                      0    $    0         0             0
Shares  issued  for  organizational
  costs                                180,000        18       982             0
Net Loss December 31, 1988-1996              0         0         0       (1,000)
--------------------------------------------------------------------------------
Balance,  December  31,  1996          180,000        18       982       (1,000)
April  8,  1997-Issued  at  $1.00
  per  share                           100,000        10    99,990             0
Net  Loss  December  31,  1997               0         0         0      (87,886)
--------------------------------------------------------------------------------
Balance,  December  31,  1997          280,000        28   100,972      (88,886)
May  22,  1998-issued  at  $1.00
  per  share                             2,900         1     2,899             0
July  1,  1998-issued  at  $.10
  per  share                            84,000         8     8,392             0
Shares  issued  for  cash  and
  services at @ 10 per share         1,600,000       160 1,599,840             0
Net  Loss  December  31,  1998               0         0         0   (1,598,258)
--------------------------------------------------------------------------------
Balance, December 31, 1998           1,966,900       197 1,712,103   (1,687,144)
February 1999 reorganization         2,025,000       202    33,084             0
Stock  issued  for  professional
  services  rendered                    36,032         4    54,048          (52)
Stock  issued  for  subscription
  stock                                 56,014         6   311,994             0
Stock  issued  for  professional
  services  rendered                   100,000        10   312,490             0
Net  Loss  December  31,  1999               0         0         0     (721,894)
--------------------------------------------------------------------------------
Balance as of December 31, 1999      4,183,946      $419 2,423,719   (2,409,090)
Net  loss  March  31,  2000                  0         0         0      (90,018)
--------------------------------------------------------------------------------
Balance as of March 31, 2000         4,183,946      $419 2,423,719  $(2,499,108)
                                     ===========    ===== ==========  ==========
See accountant's review report and notes to consolidated financial statements.

                             MarketCentral.net Corp.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

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

                             MarketCentral.Net Corp.
                          (A DEVELOPMENT STAGE COMPANY
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

NOTE  2.     SERVICES  COMPENSATION
             ----------------------

          In 1999, Intrepid International LTD rendered financial services at a fair value of $54,048 and was compensated by issuing 36,032 the Company's restricted common stock.

          An additional 100,000 shares of restricted common stock was issued to a business consultant who rendered services to the Company and was recorded at fair value. The value of the stock on the issued date (September 14, 1999) was $3 1/8 per share.

NOTE.  3     TRANSACTIONS  WITH  RELATED  PARTIES
             ------------------------------------

          Subscription  Receivable
          ------------------------
          Meridian Mercantile, Inc. ("Meridian"), an affiliate of the Company, subscribed for the purchase of 56,014 shares of common stock in consideration of the sum of $312,000 payable on or before two years from February 5, 1999, with minimum payment of $13,000 per month over 24 consecutive months. The balance of this subscription as of March 31, 2000 is $35,371.

          Note  Payable
          -------------
          The Company has assumed a demand loan to one of its stockholders in the amount of $53,478. The note bears interest at the rate of 7% per annum. During 1999, an additional $30,753 advance was obtained from the stockholder and interest was accrued on the entire balance in the amount of $6,199 as of March 31, 2000.

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

                             MarketCentral.Net Corp.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

NOTE  4.     STOCK  OPTIONS
             --------------
          In February 1999, the Company granted stock options to its key directors, advisors and consultants to acquire up to total of 400,000 shares of common stock at an exercise price of $5.00 per share and exercisable for a period of five years from the date of grant. Additional options to purchase 160,000 shares of restricted common stock for certain consultant services were granted at an exercise price of $5.00 per share for the 1st 40,000 shares; $7.50 per share for the 2nd 40,000 shares; $10.00 per share for the 3rd 40,000 shares; $12.50 per share for the last 40,000 shares.

NOTE  5.     CAPITAL  STOCK
             --------------
          Each  share  of  common  stock  is  entitled  to  one  vote.

NOTE  6.     FINANCIAL  INSTRUMENTS
             ----------------------
          Current assets and liabilities are reported at their face amount which, because of their short-term nature, approximates fair value.