Form 10QSB/A
period 2000-03-31
MARKETCENTRAL NET CORP
filed 2000-05-16
CIK 1068170

FORM 10-Q-SB-A1

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

Texas                                                                 76-0270330
(Jurisdiction  of  Incorporation)          (I.R.S.Employer  Identification  No.)

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


                             UNNUMBERED INTRODUCTION

THIS AMENDED 10-QSB-A1 is filed for the purpose of disclosing the dates of commencement and conclusion for the Level One funding, in Item 2, Part (1). Cash Requirements and of Need for additional funds, twelve months.

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

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (A)  PLAN  OF  OPERATION  THE  NEXT  TWELVE  MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. There can be no assurance that the Issuer will not exhaust its present cash before the end of calendar year 2000. The Issuer has divided its cash requirement into two levels. Level One, the basic operational level is provided by an agreement and subscription receivable which funds the Issuer a total of $312,000 at $13,000.00 monthly (note that the $13,000 monthly payment is scheduled to be paid for a total of twenty-four months). This program started February 5, 1999 and ends February of 2001. This level of funding is sufficient to keep the Issuer in operation for the next ten months This is the only firm commitment the Issuer has for funding. Meridian Mercantile, an affiliate of the Issuer, has agreed to this funding, as disclosed in Exhibit 6.1 to our Form 10-SB-A1. It may be necessary for additional funding for the last two of the next twelve months.

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