Form 10QSB
period 2000-06-30
MARKETCENTRAL NET CORP
filed 2000-08-10
CIK 1068170

--------------------------------------------------------------------------------
                                 Roy Spectorman
                                    PRESIDENT
                             MarketCentral.net Corp.
                             300 Mercer Street #26-J
                               New York, NY 10003
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                 FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2000

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

Securities  registered  pursuant  to  Section  12(g)  of  the Act:     4,214,805

Yes [X] No [] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of June 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 4,214,805

                          PART I: FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit FQ2-00) for the six months ended June 30, 2000.


                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (A)  PLAN  OF  OPERATION  THE  NEXT  TWELVE  MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. There can be no assurance that we will not exhaust our present cash before the end of calendar year 2000. We have divided our cash requirement into two levels. Level One, the basic operational level is provided by an agreement and subscription receivable which funds the Issuer a total of $312,000 at $13,000.00 monthly (note that the $13,000 monthly payment is scheduled to be paid for a total of twenty-four months). This program started February 5, 1999 and ends February of 2001. This level of funding is sufficient to keep us in operation for the next ten months This is the only firm commitment we have for funding. Meridian Mercantile, an affiliate shareholder, has agreed to this funding, as disclosed in Exhibit 6.1 to our Form 10-SB-A1. It may be necessary for additional funding for the last two of the next twelve months.

     Level Two is the level of funding necessary for aggressive site promotion and expansion and growth of the business. This level of funding must be provided by secondary capital formation efforts. The Merger Agreement mentions that we will retain Meridian Mercantile to raise an additional investment of a minimum of $3,000,000 on a best efforts basis. No agreement has been reached as to the consideration to be paid to Meridian for such performance. Accordingly, no present reliance is placed upon that specific program.

     The MarketCentral.net website has received numerous industry awards for valuable content, superior web site design and excellent navigational features including the Snap.com Editors Designation. The site is designed to appeal to an upscale audience of investors and consumers looking for financial information, investment products and related services.

     Level Two funding may be achieved by an offering of securities pursuant to a 1933 Act Registered offering; or Level Two funding may be achieved by limited offerings pursuant to Regulation D, Rules 505 and/or 506. We believe that our program is sufficiently promising to attract the modest amounts of Level Two funding required. If successful, this Level Two funding will provide ample cash to meet the requirements of the business for expansion, growth and aggressive site promotion. However, there is no assurance to be given that this additional financing will be completed. MarketCentral.net Corp. expects to use the funds from secondary financing to create a World Class internet site featuring the finest investment information and tools available to the individual investor. The site will feature state-of-the-art E-commerce throughout the site and in the Market Mall. We believe that our MarketCentral.net website appeals to well established advertisers looking to reach the upscale audience of investors and consumers who are attracted to the MarketCentral.net web site's content and exciting format. MarketCentral.net Corp. plans to aggressively promote the site throughout a variety of on-line and traditional media sources.

     We have hired a business consultant to assist in the development of a business plan that will focus on MarketCentral.net becoming a comprehensive financial content provider that will offer users a one-stop destination for financial services, news, e-commerce and a wide array of information services.

The hub site will serve visitors interested in investment information, financial products and services and on-line shopping. The business plan, which is being funded with a $20,000 loan from one of our shareholders, is expected to be completed in the second quarter of 2000.

     We have entered into agreements with Richard Eakle, former Market Strategist for Morgan Stanley, and with Gramercy Capital (Joan Lappin, CIO) a registered investment advisory and money-management firm that has been ranked number one in performance for five years, to provide original investment newsletters for the hub website.

      (2) SUMMARY OF PRODUCT RESEARCH AND DEVELOPMENT. MarketCentral.net Corp.'s on-line shopping mall, called the Market Mall, can be promoted as a separate site and is unique in the content and entertainment provided.

      (3) EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. MarketCentral.net Corp. intends to build an internet based store to sell its own proprietary products and services. Beyond the proprietary newsletter and other investment products, we will sell novelty items, gift items and other specialty items as they become available. The store will be available for co-branding through other sites throughout the internet. There is no assurance that we will be successful in any of these endeavors. We have no other plans for the purchase or sale of a significant business plant, or equipment.

      (4) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None at this time. It is forseeable over time that employees will be needed. The number of employees that may be needed in the next twelve months is speculative only at this time.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) FINANCIAL CONDITION. Our small business financial condition is adequate for its present purposes, as discussed above, by agreements to provide incremental funding over time. There is no apparent need for additional funds or cash foreseeable at this time, to continue for the next twelve months, provided that our arrangements for funding proceed as agreed and expected. The funding arrangements referred to are documented in that certain stock subscription agreement attached as Exhibit 5 to Form 10-SB-A1. That agreement provides, in relevant part, that Meridian Mercantile, Inc., an affiliate shareholder, subscribed for the purchase of 56,014 shares of common stock in consideration of the sum of $312,000.00, payable on or before two years from February 5, 1999, with a minimum payment of $13,000.00 per month payable over 24 consecutive months.

     Our Consolidated Balance sheet for June 30, 2000 and 1999, shows changes due mainly to certain non-recurring items, such as a loan receivable which did not recur, and amounts due from related party, which did not recur. Our accrued expenses have increased, and our cash has diminished.

      (2) RESULTS OF OPERATION. We have had limited significant operations to date. We have some small revenues from advertising contracts and affiliate site arrangements. We are not presently operating at or near a profitable level. Profitability will require aggressive site promotion and growth of site-services offered to users. There is no assurance that we will ever operate at or near a profitable level.

     We first compare the three months and six months ended June 30, 2000 and 1999. These results show little change from the corresponding period of 1999

The reainder of this page intentionally left blank.

Operations                                     April 1 to June 30         January 1 to June 30
                                           2000               1999        2000           1999
----------------------------------------------------------------------------------------------
Revenues:. . . . . . . . .  $             4,542   $          3,864      $   8,416   $   5,013
 Total Revenues. . . . . .                4,542              3,864          8,416       5,013
----------------------------------------------------------------------------------------------
Expenses:
----------------------------------------------------------------------------------------------
General and administrative             (112,585)           (96,370)      (211,020)   (177,181)
----------------------------------------------------------------------------------------------
 Total Expenses. . . . . .             (112,585)           (96,370)      (211,020)   (177,181)
----------------------------------------------------------------------------------------------
Net Loss . . . . . . . . .             (108,043)           (92,506)      (202,604)   (172,168)
----------------------------------------------------------------------------------------------

     We next compare the three months ended March 31, 2000 and 1999. These results show little change from the corresponding period of 1999.

 Operations. . . . . . .                  .  April 1 to June 30    January 1 to March 31
                                           2000             1999       2000       1999
----------------------------------------------------------------------------------------
Revenues:. . . . . . . . .  $             4,542   $        3,864   $  3,874   $  1,149
----------------------------------------------------------------------------------------
 Total Revenues. . . . . .                4,542            3,864      3,874      1,149
Expenses:
General and administrative             (117,127)         (96,370)   (93,893)   (80,811)
----------------------------------------------------------------------------------------
 Total Expenses. . . . . .             (117,127)         (96,370)   (93,893)   (80,811)
----------------------------------------------------------------------------------------
Net Loss . . . . . . . . .             (112,585)         (92,506)   (90,019)   (79,662)
----------------------------------------------------------------------------------------


     Our revenues have increased slightly in each comparative period. Our expenses have kept pace so that our net loss has been greater in each comparative period. Over all, there is little total change in the results of our operations, since our last annual report. We reported expenses of $736,317 against revenues of $14,296, in the twelve months of 1999 covered by that Report, for a net loss of $721,894, or $0.19 per share.

     Now  let  us  compare  the  loss  per  share  for  each  of  the  periods.

Months  3 Months  3 Months  3 Months  6 Months  6 Months  12 months
------------------------------------------------------------------------
 6/30/00  6/30/99  3/31/00  3/31/99   6/30/00   6/30/99        12/31/99
 0.048     0.04     0.02     0.03     0.03      0.03             0.19
------------------------------------------------------------------------


     There is accordingly little change in the results of our operations as compared to former periods.


      (3) POSSIBLE ACQUISITION TARGET. Negotiations for the acquisition of an on-line trading site have been cancelled, pending full implementaion of our Company's business plan.

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

                                      None


                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

     The Registrant Company has engaged a new Independent Auditor to review and comment on its next Annual Report, and to assist management in preparing other current reports. There has been no dispute of any kind or sort with any auditor on any subject. The new and prospective Auditing firm is Rogoff & Company, p.c., 275 Madison Ave, New York NY 10016-1101. (212) 557-5666. The decision to change accountants was recommended or approved by the board of directors. The former accountant neither resigned or declined to stand for election. The former accountant's report on the financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and later interim period through the termination of the client-auditor relationship, there were no disagreements of the type described under Item 304(a)(1)(iv)(A) of Regulation S-B.


                           ITEM 6. REPORTS ON FORM 8-K

                                      None

             The remainder of this page intentionally left blank.

                                    EXHIBITS

Exhibit FQ2-00  Financial Statements (Un-Audited), for the six months ended June
                                    30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                             MARKETCENTRAL.NET CORP.

                formerly, ALL AMERICAN CONSULTANT AIRCRAFT, INC.
                     formerly, GREAT AMERICAN LEASING, INC.

                                       by
Dated:  August  8,  2000

/s/Roy Spectorman           /s/Jerry Kaplan
   Roy  Spectorman             Jerry  Kaplan
   president/director          director

--------------------------------------------------------------------------------
                                 EXHIBIT FQ2-00

                         UN-AUDITED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED June 30, 2000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                             MarketCentral.net Corp.
                          (A DEVELOPMENT STAGE COMPANY)
                        Consolidated Financial Statements
                             June 30, 2000 and 1999
--------------------------------------------------------------------------------

                             MarketCentral.net Corp.
                          (A DEVELOPMENT STAGE COMPANY)

                             June 30, 2000 and 1999

                                Table of Contents

                                                                Page

Independent  Accountant's  Review  Report                           9

Balance  Sheets                                                     10

Statement  of  Operations                                           11

Statement  of  Cash  Flows                                          12

Statement  of  Changes  in  Stockholders'  Equity                   13

Notes  to  Financial  Statements                                    14-16

                           ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of MarketCentral.net Corp.


We have reviewed the accompanying consolidated balance sheets of MarketCentral.net Corp. and subsidiary as of June 30, 2000 and 1999, and the related consolidated statement of operations, of stockholders' equity (deficit) and of cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MarketCentral. net Corp.

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


/s/Rogoff  &  Company
Rogoff  &  Company
Date:  August  4,  2000

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheets
                          As of June 30, 2000 and 1999

                                     ASSETS
                                                            June  30,
                                                       2000           1999
--------------------------------------------------------------------------------
CURRENT  ASSETS
  Cash . . . . . . . . . . . . . . . . . . . . . . $    1,464         $    4,234
  Accounts  receivable . . . . . . . . . . . . . . . . .  626                  0
  Loan  receivable . . . . . . . . . . . . . . . . . . . .  0             20,000
                                                   ----------         ----------
  Total  current  assets . . . . . . . . . . . . . . .  2,090             24,234
                                                   ==========         ==========
OTHER  ASSETS
  Software  development  costs,
  net  of  accumulated  amortization
    of  $26,029  and  $8,676 . . . . . . . . . . . . . 60,735             98,649
                                                   ----------         ----------
TOTAL  ASSETS . . . . . . . . . . . . . . . . . .  $   62,825         $  122,883
                                                   ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Accounts  payable . . . . . . . . . . . . . . . $   70,549          $   83,509
  Accrued  expenses  payable . . . . . . . . . . . .  18,727                   0
  Note  payable . . . . . . . . . . . . . . . . . . . 84,231              73,730
  Other  current  liabilities . . . . . . . . . . . . 19,629                   0
  Due  to  related  party . . . . . . . . . . . . . . . .  0              59,370
                                                   ----------         ----------
  Total  current  liabilities . . . . . . . . . . .  193,136             216,609
                                                   ==========         ==========
STOCKHOLDERS'  EQUITY
  Common  stock,  $0.0001  par  value;
  100,000,000  shares  authorized;
  4,270,819  and  3,991,900  issued  and
  outstanding  in  2000  and 1999, respectively . . . .  428                 399
  Paid  in  capital . . . . . . . . . . . . . . .  2,598,955           1,765,189
  Deficit  accumulated  during  the
    development  stage . . . . . . . . . . . . .  (2,729,694)        (1,859,314)
                                                   ----------         ----------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY .  $   62,825          $  122,883
                                                   ==========         ==========

 See accountants's review report and notes to consolidated financial statements.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Operations
                       For Six Months Ended June 30, 2000
                                   (Unaudited)

                                                                                                   For the Period
                                          Six Month Period                      Three Month        From Inception
                                                 Ended                          Period Ended    (December 28, 1988)
                                                June 30,                           June 30,         to June 30,
                                         2000            1999                  2000         1999        2000
----------------------------------------------------------------------------------------------------------------
Revenue: . . . . . . . . .  $           8,416   $       5,013   $             4,541   $    3,864   $     23,388

Operating Expense:
General and administration
expense. . . . . . . . . .  $         329,020   $     177,181   $           235,126   $   96,370   $  2,753,082
----------------------------------------------------------------------------------------------------------------
Net Loss . . . . . . . . .  $         320,604       ($172,168)            ($230,585)    ($92,506)   ($2,729,694)
================================================================================================================
Net Loss Per Share . . . .             ($0.08)         ($0.04)               ($0.05)      ($0.03)  $          0
================================================================================================================
Weighted average shares
outstanding. . . . . . . .          4,270,819       3,604,586             4,234,588    3,604,586              0
================================================================================================================

 See accountant's review report and notes to consolidated financial statements.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statement of Cash Flows
                     For the Six months Ended June 30, 2000
                                   (Unaudited)

                                                                                         For the Period
                                             Six Month              Three Month          From Inception
                                           Period Ended             Period Ended       (December 28, 1988)
                                       June 30,      June 30,    June 30,     June 30,    to June 30,
                                         2000          1999        2000         1999         2000
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Loss. . . . . . . . . . . . . . .   ($320,604)   ($172,167)   ($230,585)   ($97,532)  $ (2,729,694)
Depreciation and amortization-
website cost. . . . . . . . . . . . .  $    8,676   $    8,676   $    4,338   $   4,338          26,029
Shares issued for services. . . . . .  $  175,236   $        0   $  175,236   $ 175,236   $   2,102,787
(Increase) decrease in accounts
receivable. . . . . . . . . . . . . .  $        0   $        0   $        0   $       0   $       (626)
Increase (Decrease) in accounts
payable . . . . . . . . . . . . . . .    ($33,189)  $   83,509     ($18,207)  $  47,354          70,549
Increase (Decrease) in accrued
expenses. . . . . . . . . . . . . . .  $    1,630   $        0   $    9,910   $       0   $   (512,228)
                                       ----------   ----------   ----------   ---------   ------------
Net Cash provided (used) by
operating activities. . . . . . . . .   ($168,251)    ($79,982)    ($59,308)   ($45,840)  $     18,727
                                       ----------   ----------   ----------   ---------   -------------
Cash Flows from Investing Activities:
(Increase) Decrease in loan
receivable. . . . . . . . . . . . . .  $        0     ($20,000)  $        0    ($20,000)  $          0
Website development Cost. . . . . . .  $        0     ($20,562)  $        0    ($20,562)  $          0
                                       ----------   ----------   ----------   ---------   -------------
Net Cash provided by investing
activities. . . . . . . . . . . . . .  $        0     ($40,562)  $        0    ($40,562)  $          0
                                       ----------   ----------   ----------   ---------   -------------
Cash Flows from Financing Activities:
Proceeds from notes payable . . . . .  $        0   $   20,252   $        0   $  12,092   $     30,753
Issuances of common stock . . . . . .  $       10   $      199   $       10   $     199   $    322,939
Additional paid in Capital. . . . . .  $        0   $   44,957   $        0   $  44,957   $          0
Proceeds from related party . . . . .  $        0   $   59,370   $        0   $  33,370   $          0
Decrease subscription receivable. . .  $  160,000   $        0   $   55,000   $       0   $    160,000

Net Cash Provided by financing
activities. . . . . . . . . . . . . .  $  160,010   $  124,778   $   55,010   $  90,618   $    513,692
                                       ----------   ----------   ----------   ---------   -------------
Net Increase (Decrease) in cash . . .     ($8,241)  $    4,234      ($4,298)  $   4,216   $      1,464

Cash, beginning of period . . . . . .  $    9,705   $        0   $    5,762   $      18   $          0
                                       ----------   ----------   ----------   ---------   -------------
Cash, end of period . . . . . . . . .  $    1,464   $    4,234   $    1,464   $   4,234   $      1,464
                                       ==========   ==========   ==========   =========   =============

 See accountant's review report and notes to consolidated financial statements.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)
                 Consolidated Statement of Stockholder's Equity
                For the Period From Inception (December 28, 1988)
                                To  June 30, 2000

                                                                       Deficit
                                                                     Accumulated
                                      Common   Stock    Paid In       During The
                                      Shares   Amount   Capital      Development
                                                                         Stage
--------------------------------------------------------------------------------
Balance  at  Beginning  of  Development
Stage-December 28, 1988 . . . . . . . . . . 0  $     0          0              0
Shares  issued  for  organizational
  costs . . . . . . . . . . . . . . . 180,000       18        982              0

Net  Loss  December  31,  1988-1996 . . . . 0        0          0        (1,000)
--------------------------------------------------------------------------------
Balance,  December  31,  1996 . . . . 180,000       18        982        (1,000)

April  8,  1997-Issued  at  $1.00
  per  share . . . . . . . . . . . .  100,000       10     99,990              0

Net  Loss  December  31,  1997 . . . . . .  0        0          0       (87,886)
--------------------------------------------------------------------------------
Balance,  December  31,  1997 . . . . 280,000       28    100,972       (88,886)

May  22,  1998-issued  at  $1.00
  per  share . . . . . . . . . . . . .  2,900        1      2,899              0

July  1,  1998-issued  at  $.10
  per  share . . . . . . . . . . . . . 84,000        8      8,392              0

Shares  issued  for  cash  and
  services at @1.0 per share . . .  1,600,000      160  1,599,840              0

Net  Loss  December  31,  1998 . . . . . .  0        0          0    (1,598,258)
--------------------------------------------------------------------------------
Balance,  December  31,  1998       1,966,900      197  1,712,103    (1,687,144)

February  1999  reorganization . .  2,025,000      202     33,084              0

Stock  issued  for  professional
  services  rendered . . . . . . . . . 36,032        4     54,048           (52)

Stock  issued  for  subscription
  stock  (to  be  issued) . . . . . .  56,014        6    311,994              0

Stock  issued  for  professional
  services  rendered . . . . . . . .  100,000       10    312,490              0

Net  Loss  December  31,  1999 . . . . . .  0        0          0      (721,894)
--------------------------------------------------------------------------------
Balance as of December 31, 1999     4,183,946     $419  2,423,719    (2,409,090)

Net  loss  March  31,  2000 . . . . . . . . 0        0          0       (90,018)
--------------------------------------------------------------------------------
Balance as of March 31, 2000 . . .  4,183,946     $419  2,423,719   $(2,499,108)

Stock  issued  for  Financial
  Services  rendered . . . . . . . . .  5,000        1      9,999              0

Stock  issued  for  Professional
  Services  rendered . . . . . . . . . 71,000        7    143,493              0

Stock  issued  for  Consultant
  Services  rendered . . . . . . . . . 10,873        1     21,744              0
--------------------------------------------------------------------------------
Balance as of June 30, 2000 . . . . 4,270,819      428  2,598,955    (2,499,108)

Net  loss  June  30,  2000 . . . . . . . .  0        0          0      (230,585)
--------------------------------------------------------------------------------
Balance as of June 30, 2000 . . . . 4,270,819     $428  2,598,955   $(2,729,693)
================================================================================

 See accountant's review report and notes to consolidated financial statements.

                             MarketCentral.net Corp.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

NOTE  1.     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

          Nature  of  Business
          MarketCentral.net Corp. (formerly All American Consultant Aircraft, Inc.) (the "Company") was incorporated in Texas. The Company's primary business is an internet site featuring investment information and tools available to the individual investor. The site features state-of-the-art e-commerce. MarketCentral.net Corp.'s online shopping mall, called the Market Mall is promoted as a separate site.

          Basis  of  Consolidation
          The consolidated financial statements include the accounts of MarketCentral.net. Corp., (formerly All American Consultant Aircraft, Inc.) and its wholly-owned subsidiary, MarketCentral.Net Corp. All intercompany transactions and balances have been eliminated.

          Summary  of  Significant  Accounting  Policies
          Software development costs on the balance sheet represent capitalized costs of design, configuration, installation and testing of the Company's website up to its initial implementation. The asset is being amortized to expense over its estimated useful life of 5 years using the straight line method.

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

                             MarketCentral.Net Corp.
                          (A DEVELOPMENT STAGE COMPANY
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

NOTE  2.     SERVICES  COMPENSATION

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

          On March 10, 2000, 39,000 shares of restricted common stock was issued for financial services rendered @ $2. per share. On April 12th, 20,000 shares of restricted common stock was issued for financial and consultant services a@ $2. per share. On May 9th, additional 12,000 shares was issued to compensate the professional services at the fair market of the invoices amount. On June 7th, 10,873 shares was issued at $2 per share for consultant services. On June 20th, 5,000 shares of restricted common stock was issued @ $2 per share for financial service rendered. The price is determined accordingly by reference to the last trading date, June 7, 2000, average close, discounted by 30%. During the 2nd quarter, 2,000 total additional stocks issued was 47,873 shares.

NOTE.  3     TRANSACTIONS  WITH  RELATED  PARTIES

          Subscription  Receivable
          Meridian Mercantile, Inc. ("Meridian"), an affiliate of the Company, subscribed for the purchase of 56,014 shares of common stock in consideration of the sum of $312,000 payable on or before two years from February 5, 1999, with minimum payment of $13,000 per month over 24 consecutive months. The balance of this subscription as of June 30, 2000 is paid in full.

          Note  Payable
          The Company has assumed a demand loan to one of its stockholders in the amount of $53,478. The note bears interest at the rate of 7% per annum. During 1999, an additional $30,753 advance was obtained from the stockholder and interest was accrued on the entire balance in the amount of $7,673 as of June 30, 2000.

                             MarketCentral.Net Corp.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

NOTE  3     TRANSACTIONS  WITH  RELATED  PARTIES  -  Continued

          Management  Consultant  Fee
          The Company utilized a portion of the business, facilities, computers, telephone and office supplies of New Horizons Asset Management Corp. ("New Horizons"), 300 Mercer Street, Suite 26-J, New York, New York 10003, and retains New Horizons as a management consultant. The President and beneficial owner of New Horizons is also the President of MarketCentral.Net Corp. MarketCentral.net Corp. has agreed to pay New Horizons Inc. $9,000.00 per month. MarketCentral.net Corp. has also agreed to remit to New Horizons an additional payment of $25,000 upon its receipt of funds in an equity or debt financing transaction.

NOTE  4.     STOCK  OPTIONS
          In February 1999, the Company granted stock options to its key directors, advisors and consultants to acquire up to total of 400,000 shares of common stock at an exercise price of $5.00 per share and exercisable for a period of five years from the date of grant. Additional options to purchase 160,000 shares of restricted common stock for certain consultant services were granted at an exercise price of $5.00 per share for the 1st 40,000 shares; $7.50 per share for the 2nd 40,000 shares; $10.00 per share for the 3rd 40,000 shares; $12.50 per share for the last 40,000 shares.

NOTE  5.     CAPITAL  STOCK
          Each  share  of  common  stock  is  entitled  to  one  vote.

NOTE  6.     FINANCIAL  INSTRUMENTS
          Current assets and liabilities are reported at their face amount which, because of their short-term nature, approximates fair value.