Form 10QSB/A
period 2000-06-30
MARKETCENTRAL NET CORP
filed 2000-09-12
CIK 1068170

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


                                 FORM 10-Q-SB/A1

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

As of June 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 4,214,805

                                  UNNUMBERED ITEM

     This Amended 10-QSB-A1 is filed for the purpose of disclosing the corrected revenue and net loss comparison for the (2) RESULTS OF OPERATIONS table on page four (4) of this document.

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

     We first compare the three months and six months ended June 30, 2000 and 1999. These results show little change from the corresponding period of 1999

The remainder of this page intentionally left blank.

Operations                                     April 1 to June 30         January 1 to June 30
                                           2000               1999        2000           1999
----------------------------------------------------------------------------------------------
Revenues:. . . . . . . . .  $             4,541   $          3,864      $   8,416   $   5,013
 Total Revenues. . . . . .                4,541              3,864          8,416       5,013
----------------------------------------------------------------------------------------------
Expenses:
----------------------------------------------------------------------------------------------
General and administrative             (235,126)           (96,370)      (329,020)   (177,181)
----------------------------------------------------------------------------------------------
 Total Expenses. . . . . .             (235,126)           (96,370)      (329,020)   (177,181)
----------------------------------------------------------------------------------------------
Net (Loss) . . . . . . . .             (230,585)           (92,506)      (320,604)   (172,168)
----------------------------------------------------------------------------------------------

     We next compare the three months ended March 31, 2000 and 1999. These results show little change from the corresponding period of 1999.

 Operations. . . . . . .                  .  April 1 to June 30    January 1 to March 31
                                           2000             1999       2000       1999
----------------------------------------------------------------------------------------
Revenues:. . . . . . . . .  $             4,541   $        3,864   $  3,874   $  1,149
----------------------------------------------------------------------------------------
 Total Revenues. . . . . .                4,541            3,864      3,874      1,149
Expenses:
General and administrative             (230,585)         (96,370)   (93,893)   (80,811)
----------------------------------------------------------------------------------------
 Total Expenses. . . . . .             (230,585)         (96,370)   (93,893)   (80,811)
----------------------------------------------------------------------------------------
Net (Loss) . . . . . . . .             (230,585)         (92,506)   (90,019)   (79,662)
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