Form 10QSB
period 2000-09-30
MARKETCENTRAL NET CORP
filed 2000-11-13
CIK 1068170

--------------------------------------------------------------------------------
                                 Roy Spectorman
                                    PRESIDENT
                 300 Mercer Street, Suite 26J, New York NY 10003
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                  FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000

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


Securities  registered  pursuant  to  Section  12(g)  of  the Act:     4,291,669


Yes [X] No [] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)


As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 4,291,669

                          PART I: FINANCIAL INFORMATION

ITEM  1.      FINANCIAL  STATEMENTS

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit FQ2-00) for the nine months ended September 30, 2000.

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

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. As anticipated we have exhausted our present cash before the end of calendar year 2000. We require a level of funding necessary for aggressive site promotion and expansion and growth of the business of about $6,500,000 to be achieved by a combination of a second round of bridge financing and a significant secondary offering to the public. We have operated to date with one of the lowest burn-rates possible for a public corporation and have developed our properties and traffic with limited funds. However additional funding is required to become and remain competitive with other financial websites, chiefly to attract advertisers, upgrade our website and user services and to increase the total number of transactions on the website, in both financial services and through our SuperMall. We have completed a major revision and expansion of our initial business plan. We are developing our second bridge financing pursuant to Regulation D, Rule 506. Our plan is for this second bridge of about $500,000 to prepare the way for our intended major secondary offering. We have mentioned the development of an expanded and up-dated business plan with the assistance of Focus Partners, LTD. It contemplates a minimum secondary funding of $6 million.

     We have previously reported a previous funding arrangement with Meridian Mercantile. We have arrived at a supplemental arrangement with Meridian for a minimum monthly funding of $13,000, commencing October 2000, for 12 months. We believe that this interim funding will enhance our attractiveness for, and the likelihood of successful realization of our substantial secondary funding requirements, and our positioning for synergistic acquisitions.

     If successful, this level of funding will provide ample cash to meet the requirements of the business for expansion, growth and aggressive site promotion. However, there is no assurance to be given that this additional financing will be completed. It is foreseeable that we may not succeed in achieving our objectives, in a timely manner or at all. Moreover, issuance of additional shares would have the effect of dilution and reduction of our per share earnings. It must be mentioned that if we are unable to fulfill our objectives we may be unable to continue as a going concern.

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

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) FINANCIAL CONDITION. Our small business financial condition is precarious but promising, in the opinion of management.

     Our Consolidated Balance sheet for September 30, 2000 and 1999, shows changes due mainly to certain non-recurring items, such as a loan receivable which did not recur, and amounts due from related party, which did not recur. Our accrued expenses have increased, and our cash has diminished.


Balance Sheet . . . . . .   9/30/00    9/30/99
----------------------------------------------
Cash. . . . . . . . . . .  $ (1,850)  $      -
Accounts Receivable . . .       626          -
Loan Receivable . . . . .         -     15,000
Subscription Receivable .         -    207,630
Prepaid Expenses. . . . .         -      9,000
Software Development Cost    56,397    105,726
Total Assets. . . . . . .    55,173    337,356
==============================================
Accounts Payable. . . . .    62,934     57,223
==============================================
Accrued Expenses Payable.    35,160          -
Note Payable. . . . . . .    84,231     71,859
Other Current Liabilities    54,629          =
Due to Related Party. . .         -     27,808
----------------------------------------------
Total Liabilities . . . .   236,954    156,890


      (2) RESULTS OF OPERATIONS. We have had limited significant operations to date. We have some modest revenues from advertising contracts and affiliate site arrangements. We are not presently operating at or near a profitable level. Profitability will require aggressive site promotion and growth of site-services offered to users. There is no assurance that we will ever operate at or near a profitable level.

     We first compare the three months and nine months ended September 30, 2000 and 1999. We next compare each of the past three quarters (and nine months) with each other and the year ended December 31, 1999.


     the  remainder  of  this  page  left  intentionally  blank

THIRD QUARTER                                                                               Inception
Comparisons                                                                              .  March 25,
                                                                                              1998
                                                                                               To
 Operations                                  July 1 to Sept 30        Jan 1 to Sept 30      Sept 30,
                                           2000           1999        2000        1999         2000
-----------------------------------------------------------------------------------------------------
Revenues: . . . . . . . . .  $            1,441   $      6,283   $   9,856   $  11,296   $    24,829
 Total Revenues . . . . . .               1,441          6,283       9,856      11,296        24,829
General and Administrative.             (94,612)       (90,136)   (423,633)   (267,317)   (2,847,693)
 Total Expenses . . . . . .             (94,612)       (90,136)   (423,633)   (267,317)   (2,847,693)
=====================================================================================================
Net (Loss). . . . . . . . .             (93,171)       (83,853)   (413,777)   (256,021)   (2,822,864)


THREE QUARTER
COMPARISONS
 Operations                                            Quarters 2000                  1999
                                       3rd        2nd         1st      9 Months     One Year
--------------------------------------------------------------------------------------------
Revenues: . . . . . . . . .  $        1,441   $   4,541   $   3,874   $   9,856   $  14,973
 Total Revenues . . . . . .           1,441       4,541       3,874       9,856      14,973
General and Administrative.         (94,612)   (235,126)    (93,893)   (423,633)   (736,867)
 Total Expenses . . . . . .         (94,612)   (235,126)    (93,893)   (423,633)   (736,867)
============================================================================================
Net (Loss). . . . . . . . .         (93,171)   (230,585)    (90,019)   (413,777)   (721,894)

     Revenues are lower due to changing parameters for selling advertising on financial websites. Our initial advertising revenues were based on selling to companies on an individual basis, which market is now dominated by advertising agencies that require higher levels of traffic. In addition rates are substantially lower and competitive this year due to the weak stock market, greater sophistication among advertisers and the proliferation of financial websites. However, we are prepared to increase traffic levels sufficiently to attract all major advertisers, after completion of a secondary financing. We are also changing our direction to develop strategic alliances for transactional income in financial services, such as mortgages, car loans, bill paying services, stock transactions and other key financial services, to lower our dependence on advertising revenues as an income source.

     Stanford-Keene, a mergers and acquisitions consultant after our secondary financing is completed to develop strong alliances with leading financial service partners for the future. We believe that revenues will improve in our shopping mall after a redesign and selection by us of an e-commerce specialist, also following completion of secondary financing. Additional promotion of our shopping mall at http://www.mallstores.com will also add to the potential revenues, in the opinion of management.

     Second quarter expenses beyond the normal pattern of our first and third quarters reflect the issuance of shares (charged as expenses for services) to Market Pathways, a public relation firm hired by us, and to our Webmaster, John

Romano Jr., Joan Lappin, a consultant, and to our attorney Karl Rodriguez. All of these mentioned shares have been issued to cover existing commitments either for outstanding bills or as an incentive to perform services for us. These expenses did not reflect a use of cash. Additional second quarter expenses included payments to Focus Partners to develop a business plan for our future progress, and non-recurring legal and professional expenses.

     Losses incurred since inception are not deemed extraordinary by management. The funding for these development stage losses were the funding provided by Meridian Mercantile, previously reported in earlier filings. During this period our enjoyment of modest revenues was to be expected and is regarded as normal by management.

      (3) POSSIBLE ACQUISITION TARGET. Negotiations for the acquisition of an on-line trading site have been cancelled, pending full implementation of our Company's business plan.


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. We have engaged a new Independent Auditor to review and comment on our next Annual Report, and to assist management in preparing other current reports. There has been no dispute of any kind or sort with any auditor on any subject. The new and prospective Auditing firm is Rogoff & Company, p.c., 275 Madison Ave, New York NY 10016-1101. (212) 557-5666. The
decision to change accountants was recommended or approved by the board of directors. The former accountant neither resigned or declined to stand for election. The former accountant's report on the financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and later interim period through the termination of the client-auditor relationship, there were no disagreements of the type described under Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM  6.  REPORTS  ON  FORM  8-K.  None

EXHIBITS. Exhibit FQ2-00 Financial Statements (Un-Audited), for the three months and nine months ended September 30, 2000.


             The Remainder of this Page is Intentionally left Blank

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                             MARKETCENTRAL.NET CORP.

                formerly, ALL AMERICAN CONSULTANT AIRCRAFT, INC.
                     formerly, GREAT AMERICAN LEASING, INC.
                                       by
Dated:  November  10,  2000



/s/Roy Spectorman           /s/Jerry Kaplan
   Roy  Spectorman             Jerry  Kaplan
   president/director          director

--------------------------------------------------------------------------------
                                 EXHIBIT FQ2-00

                         UN-AUDITED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                             MarketCentral.net Corp.
                          (A DEVELOPMENT STAGE COMPANY)
                        Consolidated Financial Statements
                           September 30, 2000 and 1999

                             MarketCentral.net Corp.
                          (A DEVELOPMENT STAGE COMPANY)

                            September, 2000 and 1999

                                Table of Contents

                                                            Page

Independent  Accountant's  Review  Report                           11

Balance  Sheets                                                     12

Statement  of  Operations                                           13

Statement  of  Cash  Flows                                          14

Statement  of  Changes  in  Stockholders'  Equity                   15

Notes  to  Financial  Statements                                    16

                           ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of MarketCentral.net Corp.


We have reviewed the accompanying consolidated balance sheets of MarketCentral.net Corp. and subsidiary as of September 30, 2000 and 1999, and the related consolidated statement of operations, of stockholders' equity (deficit) and of cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MarketCentral. net Corp.

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



/s/Rogoff & Company
Rogoff & Company
Date:  October  31,  2000

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheets
                        As of September 30, 2000 and 1999

                                     ASSETS
                                                        September  30,
                                                       2000           1999
--------------------------------------------------------------------------
CURRENT  ASSETS
  Cash                                             $   (1,850)  $        0
  Accounts  receivable                                    626            0
  Loan  receivable                                          0       15,000
  Subscription  receivable                                  0      207,630
  Prepaid  expenses                                         0        9,000
--------------------------------------------------------------------------
  Total  current  assets                               (1,224)     231,630
==========================================================================

OTHER  ASSETS
  Software  development  costs,
  net  of  accumulated  amortization
    of  $30,367  and $8,676                            56,397      105,726
--------------------------------------------------------------------------
TOTAL  ASSETS                                      $   55,173   $  337,356
==========================================================================


     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     ---------------------------------------

CURRENT  LIABILITIES
  Accounts  payable                                $   62,934   $   57,223
  Accrued  expenses  payable                           35,160            0
  Note  payable                                        84,231       71,859
  Other  current  liabilities                          54,629            0
  Due  to  related  party                                   0       27,808
--------------------------------------------------------------------------
  Total  current  liabilities                         236,954      156,890
--------------------------------------------------------------------------

STOCKHOLDERS'  EQUITY
  Common  stock,  $0.0001  par  value;
  100,000,000  shares  authorized;
  4,291,669  and  4,083,914  issued  and
  outstanding  in  2000  and 1999, respectively           430          409
  Paid  in  capital                                 2,640,653    2,123,224
  Deficit  accumulated  during  the
    development  stage                            (2,822,864)  (1,943,167)
--------------------------------------------------------------------------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY    $   55,173   $  337,356
==========================================================================

See  accountants's review report and notes to consolidated financial statements.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Operations
                    For Nine Months Ended September 30, 2000
                                   (Unaudited)

                            For the Period
                            Nine Month       Three Month     From Inception
                            Period Ended     Period Ended       (Dec 28, 1998)
                            September 30,    September 30,   to September 30,
                                      2000            1999               2000        1999          2000
--------------------------------------------------------------------------------------------------------
Revenue: . . . . . . . . .           9,856          11,296              1,441       6,283        24,829

Operating Expense:
General and administration
expense. . . . . . . . . .         423,633         267,317             94,612      90,136     2,847,693
--------------------------------------------------------------------------------------------------------
Net Loss . . . . . . . . .       ($413,777)      ($256,021)          ($93,171)   ($83,853)  ($2,822,864)
========================================================================================================
Net Loss Per share . . . .           (0.09)          (0.06)             (0.02)      (0.02)         0.00
========================================================================================================
Weight aveage shares
outstanding. . . . . . . .       4,291,669       3,764,362          4,228,147   3,764,362             0
========================================================================================================

See  accountants's review report and notes to consolidated financial statements.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                         For the                            For the Period
                                                      Nine Month                         Three Month       From Inception
                                                     Period Ended                       Period Ended      (Dec 28, 1988)
                                                     September 30,                     September 30,     to September 30,
                                                2000              1999               2000        1999          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss. . . . . . . . . . . . . . .      ($413,777)        ($256,021)          ($93,173)   ($83,854)  ($2,822,864)
Depreciation and amortization-
Website Cost. . . . . . . . . . . . .         13,016            13,015              4,340       4,338        30,367
Shares issue for services . . . . . .        216,934                 0             41,698           0     2,144,484
(Increase) decrease in accounts
receivable. . . . . . . . . . . . . .              0                 0                  0           0          (626)
Prepaid expenses. . . . . . . . . . .              0            (9,000)                 0      (9,000)            0
Increase (decrease) in accounts
payable . . . . . . . . . . . . . . .        (40,804)           57,223             (7,615)    (26,286)       62,934
Increase (decrease) in accrued
expenses. . . . . . . . . . . . . . .         18,064                 0             16,434           0        35,161
                                       --------------  ----------------  -----------------  ----------  ------------
Net Cash provided (used) by
operating activities. . . . . . . . .       (206,567)         (194,783)           (38,316)   (114,801)     (550,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in loan
receivable. . . . . . . . . . . . . .              0           (15,000)                 0      (5,000)            0
Website development cost. . . . . . .              0           (31,977)                 0     (11,415)            0
Net cash provided by investing
activities. . . . . . . . . . . . . .              0           (46,977)                 0      (6,415)            0
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable . . . . .              0            18,381                  0      (1,871)       30,753
Issuances of common stock . . . . . .             12               209                  2          10       322,941
Additional paid in capital. . . . . .              0           195,362                  0     150,405             0
Proceeds from related party . . . . .              0            27,808                  0     (31,562)            0
Decrease subscription receivable. . .        195,000                 0             35,000           0       195,000
Net Cash provided by financing
activities. . . . . . . . . . . . . .        160,010           241,760             35,002     116,982       548,694
                                       --------------  ----------------  -----------------  ----------  ------------
Net Increase (decrease) in cash . . .        (11,555)                0             (3,314)     (4,234)       (1,850)

Cash, beginning of period . . . . . .          9,705                 0              1,464       4,234             0
                                       --------------  ----------------  -----------------  ----------  ------------
Cash, end of period . . . . . . . . .        ($1,850)  $             0            ($1,850)  $       0       ($1,850)
                                       ==============  ================  =================  ==========  ============

See  accountants's review report and notes to consolidated financial statements.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)
                 Consolidated Statement of Stockholder's Equity
                For the Period From Inception (December 28, 1988)
                             To  September 30, 2000

                                                                             Deficit
                                                                           Accumulated
                                      Common       Stock    Paid In         During the
                                      Shares       Amount   Capital     Development Stage
-------------------------------------------------------------------------------------------
Balance at Beginning of Development
Stage-December 28, 1988. . . . . . .            0  $     0  $        0  $                0
Shares issued for organizational
costs. . . . . . . . . . . . . . . .      180,000       18         982                   0
Net Loss December 31, 1988-1996. . .            0        0           0              (1,000)
                                      -----------  -------  ----------  -------------------
Balance, December 31, 1996 . . . . .      180,000       18         982              (1,000)

April 8 1997-issued at $1.00
per share. . . . . . . . . . . . . .    1,000,000       10      99,990                   0
Net Loss December 31, 1997 . . . . .            0        0           0             (87,886)
                                      -----------  -------  ----------  -------------------
Balance, Decembre 31, 1997 . . . . .      280,000       28     100,972             (88,886)
May 22,  1998-issued at $1.00
per share. . . . . . . . . . . . . .        2,900        1       2,899                   0
July 1, 1998-issued at $.10
per share. . . . . . . . . . . . . .       84,000        8       8,392                   0
Shares issued for cash and
services at $1.0 per share . . . . .    1,600,000      160   1,599,840                   0
Net Loss December 31, 1998 . . . . .            0        0           0          (1,598,258)
                                      -----------  -------  ----------  -------------------
Balance, December 31, 1998 . . . . .    1,966,900      197   1,712,103          (1,687,144)
February 1999 reorganization . . . .    2,025,000      202      33,084                   0
Stock issued for professional
services rendered. . . . . . . . . .       36,032        4      54,048                 (52)
Stock issued for subscription
stock (issued Sept. 14, 2000). . . .       56,014        6     311,994                   0
Stock issued for professional
services rendered. . . . . . . . . .      100,000       10     312,490                   0
Net Loss December 31, 1999 . . . . .            0        0           0            (721,894)
                                      -----------  -------  ----------  -------------------
Balance as of December 31, 1999. . .    4,183,946      419   2,423,719          (2,409,090)
Net loss March 31, 2000. . . . . . .            0        0           0             (90,018)
                                      -----------  -------  ----------  -------------------
Balance as of March 31, 2000 . . . .    4,183,946  $   419  $2,423,719         ($2,499,108)
Stock issued for Financial
services rendered. . . . . . . . . .        5,000        1       9,999                   0
Stock issued for professional
services rendered. . . . . . . . . .       71,000        7     143,493                   0
Stock issued for Consultant
services rendered. . . . . . . . . .       10,873        1      21,744                   0
                                      -----------  -------  ----------  -------------------
Balance as of June 30, 2000. . . . .    4,270,819  $   428  $2,598,955         ($2,499,108)
Net loss June 30, 2000 . . . . . . .            0        0           0            (230,585)
                                      -----------  -------  ----------  -------------------
Balance as of June 30, 2000. . . . .    4,270,819  $   428  $2,598,955         ($2,729,693)
Stock issued for professional
services rendered. . . . . . . . . .       10,000        1      19,999                   0
Stock issued for Consultant
services rendered. . . . . . . . . .       10,850        1      21,699                   0
                                      -----------  -------  ----------  -------------------
Net loss as of September 30, 2000. .            0        0           0             (93,171)

Balance as of September 30, 2000 . .    4,291,669  $   430  $2,640,653         ($2,822,864)
                                      ===========  =======  ==========  ===================

See  accountants's review report and notes to consolidated financial statements.

                             MarketCentral.net Corp.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                               September 30, 2000

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

                             MarketCentral.Net Corp.
                          (A DEVELOPMENT STAGE COMPANY

                   Notes to Consolidated Financial Statements
                               September 30, 2000

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

          On July 20, 10,850 shares of restricted common stock was issued for consulting services rendered @ 2 per share, average close discounted by 30%. On July 19, 10,000 shares of restricted common stock was issued for professional services rendered @ $2 per share by reference to last trading close date July 17, 2,000 average close discounted by 20%.

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

NOTE.  3     TRANSACTIONS  WITH  RELATED  PARTIES

          Subscription  Receivable
          Meridian Mercantile, Inc. ("Meridian"), an affiliate of the Company, subscribed for the purchase of 56,014 shares of common stock in consideration of the sum of $312,000 payable on or before two years from February 5, 1999, with minimum payment of $13,000 per month over 24 consecutive months. The balance of this subscription as of June 30, 2000 is paid in full. On September 14, 2,000
56.014  shares  were  issued.

          Note  Payable
          The Company has assumed a demand loan to one of its stockholders in the amount of $53,478. The note bears interest at the rate of 7% per annum. During 1999, an additional $30,753 advance was obtained from the stockholder and interest was accrued on the entire balance in the amount of $9,147 as of September 30, 2000.

                             MarketCentral.Net Corp.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                               September 30, 2000


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