Form 10KSB
period 2000-12-31
MARKETCENTRAL NET CORP
filed 2001-04-02
CIK 1068170

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25891

                      For the Year ended December 31, 2000


                             MARKETCENTRAL.NET CORP.

                formerly, All American Consultant Aircraft, Inc.
                     formerly, Great American Leasing, Inc.

Texas                                                                 76-0270330
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

Securities registered pursuant to Section 12(g) of the Act:   Common Stock at
                                                              $0.0001 par value

Yes[X] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of 12/31/00 the aggregate number of shares held by non-affiliates was approximately $720, 915 based upon the closing price of $0.23 per share at December 29, 2000.

As of December 31, 2000, the number of shares outstanding of the Registrant's Common Stock was 4,301,669

                        Exhibit Index is found on page 16

Item  1.  Description  of  Business                                            3
      (a)  Historical  Information                                             3
      (b)  Acquisition  (Recent  Events)                                       3
      (c)  Our  Business                                                       4
      (d)  The  Business  of  our  acquired  Subsidiary (Recent Events)        6

Item  2.  Description  of  Property                                            8

Item  3.  Legal  Proceedings                                                   8

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          8

PART  II                                                                       8

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               8
      (a)  Market  Information                                                 8
      (b)  Holders                                                             9
      (c)  Sales  of  Unregistered  Common  Stock  2000                        9

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation        9
      (a)  Plan  of  Operation  for  the  next  twelve  months                 9
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                         11

Item  7.  Financial  Statements                                               13

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          13

PART  III                                                                     13

Item  9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act            13

Item  10.  Executive  Compensation                                            14

Item  11.  Security  Ownership  of  Certain
           Beneficial  Owners  and  Management                                15

Item  12.  Certain  Relationships  and  Related  Transactions                 16

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  16
      (a)  Financial  Statements                                              16
      (b)  Form  8-K  Reports                                                 16
      (c)  Exhibits                                                           16

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A) HISTORICAL INFORMATION. This Corporation MarketCentral.net Corp., formerly All American Consultant Aircraft, Inc. was first incorporated in the State of Texas on December 28, 1988 as Great American Leasing, Inc. The first name change occurred on or about March 21, 1997. The most recent and current name change occurred on or about March 1, 1999. MarketCentral.Net Corp. is also the name of our wholly-owned Delaware subsidiary.

     On December 28, 1988 we made our initial issuance of 180,000 Common Shares for organizational services of $1,000.

     On or about April 8, 1997, we made a Limited Offering, pursuant to Regulation D, Rule 504, as promulgated by the Securities and Exchange Commission, pursuant to the Securities Act of 1933 ( the Act ). The Offering closed on May 8, 1997, 100,000 shares having been placed at $1.00 per share.

     On or about May 22, 1998, we made another Limited Offering, pursuant to Rule 504. The Offering closed on May 22, 1998, 2,900 shares having been placed at $1.00 per share.

     On or about July 1, 1998, we made a third Limited Offering, pursuant to Regulation D, Rule 504. The Offering closed on July 1, 1998, 84,000 shares having been placed at $0.10 per share.

On or about January 5, 1999, we laced an additional 1,600,000 shares at $0.025 per share, also pursuant to Regulation D, Rule 504.

     On or about February 21, 1999 we agreed to issue and reserved for issuance 2,025,000 shares pursuant to 4(2) of the Act, to the shareholders of the acquired corporation in exchange for shares of that target corporation, for the reorganization and acquisition of MarketCentral.Net Corp. a Delaware corporation. The Reorganization. The purpose of the acquisition of MarketCentral.Net Corp. by All American Consultant Aircraft (our former name) was to effect a business combination for the benefit of shareholders, by the acquisition for stock of an attractive business in development stage. On March 1, 1999 we changed our name to our present name.

     On October 18, 1999, 36,000 shares were issued for professional services rendered. These shares were issued at a value of $1.50 per share and have been duly registered pursuant to Section 5 of the Securities Act of 1933 by filing of a S-8 Registration Statement.

      On November 12, 1999, 100,000 shares of stock were issued to G. Richard Eakle as compensation for consulting services rendered pursuant to Section 4(2) of the Act and are restricted securities as defined by Rule 144(a).

     On or about September 14, 2000, we issued 56,014 shares to Meridian Mercantile, Inc., 650 West Georgia Street, #1407, Vancouver B.C., Canada V6B 4N7 for consulting services. These shares were deemed entitled in December 1999.

     At the end of 1999 4,183,914 shares were issued and outstanding. During year 2000 we issued 107,755 shares for legal, professional and consulting services, at $2.00 per share; and we issued 10,000 shares for cash at $2.00 per share. The resulting total common stock issued and outstanding as of December 31, 2001, was accordingly 4,301,669.

 (B) ACQUISITION (RECENT EVENTS). By that certain PLAN OF REORGANIZATION AND ACQUISITION of March 14, 2001 (Exhibit 2.1), we acquired FCOM Inc., a private Colorado corporation, as a wholly-owned subsidiary. Each and every share and warrant of the 95,960,000 shares and the warrants of FCOM were converted into 2,500,000 new investment shares of MKTS common stock (approximately .02605 shares per share owned of FCOM), duly and validly issued, fully paid and non-assessable to or for the shareholders of FCOM. New investment shares means that such shares shall be Restricted Securities as defined in Rule 144(a), as promulgated by the Securities and Exchange Commission, of the United States, pursuant to 3(b) of the Securities Act of 1933. The shares converted to MKTS common shares were issued in reliance on 4(2) of the Act, as follows:

          (1) The 95,050,000 shares of common stock shall be converted to 2,476,292 shares:

          (2) The 455,000 A-Warrants shall be converted to 11,854 shares of common stock;

          (3) The 455,000 B-Warrants shall be converted to 11,854 shares of common stock;


     The issuance of these shares in year 2001, are not included on our financial reports of year 2000, but are reported as recent material events.


 (C)  OUR  BUSINESS.  Our  web  site  has  been  on-line  since  March  of 1997.

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

     MarketCentral.net Corp. is currently earning nominal revenues, primarily from the sale of advertising on its web site. Revenues of $11,029 were earned for the year ended December 31, 2000. The Company expects to earn additional revenues through a variety of means, including sales of advertising to other financial sites and financial services firms, through affiliate agreements providing overrides on products and services sold through MarketCentral.net Corp. and from sales from our bookstore affiliation with Traders Press. In addition, the Market Mall consists of numerous stores that MarketCentral.net Corp. has entered into affiliate agreements with. Each of those stores will pay MarketCentral.net Corp. a commission on the sales generated through the MarketCentral.net Corp. site.

     DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES. MarketCentral.net Corp. began aggressively promoting the web site through a variety of online and traditional media sources at the end of the first quarter of 1999. Currently, we are adding to content and receiving numerous offers to join affiliate commission programs. We expect revenues to increase as a result of additional traffic to the MarketCentral.net Corp. site. This will occur mainly as a result of an aggressive promotional campaign funded through a secondary financing. We expect such funding to be accomplished within the next 12 months.

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

     GOVERNMENT REGULATION. There are currently few laws or regulations that specifically regulate communications or commerce on the Web. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, and the characteristics and quality of products and services. It may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new laws or regulations relating to the Web could adversely affect the Company s business.

     COMPETITION. Competition amongst companies providing business and related information on the internet is intense and may be expected to intensify.
Management, in relying to some extent on others, cannot control the ultimate result of the venture or assure itself or its investors that the project will be successful. There are many financial services sites on the internet. Some provide primarily financial data or promote a specific company while there are other sites that promote products or services such as a newsletters, investment software or brokerage services. The MarketCentral.net web site's primary focus is as a gateway site to these other financial services sites. While the our financial information is comprehensive, its audience will be able to reach many of the other quality sites through the MarketCentral.net web site. Many of the other financial sites will want to reach MarketCentral.net Corp.'s audience and will advertise on the MarketCentral.net web site and want this web site to be a reseller of their products and services. The MarketCentral.net web site has also broadened the scope of a financial services site by adding a comprehensive Information Services Area to include entertainment, travel, reference, etc. and a full service shopping mall called the Market Mall. The MarketCentral.net web site also features "live" chat rooms and an extensive contest area adding to the entertainment value of MarketCentral.net web site. Therefore, the MarketCentral.net web site is designed to inform, educate and entertain its visitors. In the event the markets fall for an extended period, we believe that our web site will continue to attract visitors. Other highly specialized sites that are limited to only highly specialized financial information will not continue to attract the same number of visitors as weak markets lessen the number of individuals interested in investment information. The MarketCentral.net web site presents financial information that is both useful and easy to understand for all levels of investor sophistication.

     Many of the competing financial services sites are beginning to charge a fee for information and services. Because we are focusing on advertising revenues rather than subscriptions, we expect to be able to keep the MarketCentral.net web site a free site and thus remain extremely competitive on a price basis. We are in development of a proprietary financial newsletter and investment guide that will be promotable throughout the internet and which will be a pay-for-subscription newsletter. The newsletter will be an interactive, easy to understand, comprehensive guide to investing. The investment guide will be an adjunct to the newsletter explaining all the key concepts and market strategies used in the newsletter. This product, in addition to the free site will broaden MarketCentral.net Corp.'s revenue base without limiting the number of visitors coming to the MarketCentral.net web site. Because the MarketCentral.net web site is a gateway site, many other sites are willing to have the MarketCentral.net web site link to their content for free as our site brings the other sites additional traffic. We have attracted other newsletter writers to provide content to the MarketCentral.net web site including noted financial analyst Rick Eakle, Investors Diary, Go2Net's Daily Stock Report and Bob Bose's Weekly Market Updates, among others. MarketCentral.net Corp. also made arrangements with impressive financial information sources including Zacks for free research, BigCharts for free quotes and charts, Vector Vest for free stock analysis and Reuters for market news. Some of these sources have also contracted us to either sell their products or advertise on the

MarketCentral.net site. As we may grow in popularity we will be able to expand the information provided from third party sources and increase its revenue potential by selling additional products, services and advertising to these companies.

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

     MarketCentral.net Corp. has registered the use of the URL designations SportsCentral.net and WeatherCentral.net. There is a natural synergy between financial, sports and weather news. We plan to develop the three sites and incorporate them into a main site at some future time. This will increase the depth and marketability of the MarketCentral.net web site

     We  plan  to  continue  our  core  business.

 (D) THE BUSINESS OF OUR ACQUIRED SUBSIDIARY (RECENT EVENTS). We have recently acquired 100% of FCOM, Inc., a private Colorado corporation, for the issuance of 2,500,000 new investment common shares. FCOM will operate as a wholly-owned subsidiary of our company.

FCOM is a digital "services and component aggregator," a new breed of content provider that integrates digital components from multiple application providers, partners and vendors into a single unified service distributed at the wholesale level.

FCOM's delivery channel is made available to independent software vendors who wish to market and deliver qualifying services and components into an established audience or community.

FCOM  wholesale's  the  service  through  ISP's,  vISP's  and  CLEC's.

ISP, vISP and CLEC customers will be charged according to a bundled price model. Subscribers will have a "single" point of contact; ISP's, vISP's and CLEC's will have a single Service Leval Agreement ("SLA") with a "single" point of contact and accountability for revenue producing components, and altruistic funding resources.

FCOM's Graphical User Interface ("GUI") seamlessly integrates a blend of primary and secondary browser real estate into Microsoft's Internet Explorer and Netscape Communicator. The GUI unifies and dynamically manages products and components from different partners into a single, cohesive service, marketed, delivered and bundle billed through the customer's incumbent ISP provider.

FCOM is a software/component aggregator and delivery system which delivers multiple applications and network utilities to SMB and SoHo markets via a unique delivery method. Subscribers to the service receive access through their existing ISP with a fixed cost of subscibership for all present and future components. FCOM's products include secure point-to-point web based-e-mail and secure, shredable, point-to-point e-mail attachment components. The components provide ultimate e-mail privacy and security for the SoHo & SMB markets as well as proven method for publishers or media vendors of all types to safely distribute copyright content and dictate the lifespan and/or replication of the content. The components are e-mail client systems independent. Users Internet users can remotely destroy e-mails and attachments after they have been sent to recipients.

     The emergence of the Application Service Provider ("ASP") model is having a significant impact on Independent Software Vendors. Many organizations are now trying to understand the model and how they have to re-value and re-engineer their businesses, scales and marketing plans. Most such Independent providers are in the process of web-enabling their applications or re-architecturing them for an ASP environment. FCOM's management believes that the present financial condition of many micro and small Independent Service Providers ("ISP's"), across North America, presents a unique opportunity to leverage domain name communities, create revenues and share in the economies of these revenues.

     A "services aggregator" is a new breed of digital control provider that integrates digital services from multiple ASP's and specialized individual software vendors into a single unified service. Our infrastructure will be made available regionally to independent software vendors who wish to market and deliver their services via an ASP model. FCOM will market its services through a the networks of independent service providers ISP's ("vISP's"), ("VAR's"), Strategic Alliances and Channel partners. FCOM recommends that users be charged according to a "utility-based" pricing model. The key benefit of FCOM's approach is that it addresses and integrates all aspects of a layered ASP model from physical product sourcing, networking, marketing and stat-of-the-art application delivery. FCOM's Graphical User Interface ("GUI") application unifies and manages services and products from different ASP partners into a single, cohesive service, marketed and delivered through the customers's incumbent ISP provider. Customers therefore have only a single contract and Service Level Agreement and, most importantly, a single point of contact and accountability.

     FCOM focuses on strategic alliances with ISP's in the form of Reseller programs. The business model enables FCOM's partners to deploy rapid, cost-effective solutions designed to maximize return on technology investments while also providing a sustainable ISP business model leading to profitable competitive advantage. All Data Centers are designed primarily for security, scalability, economical modularity and multiple platform support which enables FCOM's partners to gain maximum economies of scale.

     Our business models assume that the availability of high-speed bandwidth will increase dramatically; that the relative cost of high-speed bandwidth will decrease dramatically; and that the ubiquity of browser technologies will continue to grow exponentially and become and more significant component than it is today.

     FCOM will market its software products through direct sales organization. FCOM will derive revenue from commissions for the direct ASP sales of the products outside the USA, and from wholesale reseller agreements with partner and channel VAR's/ISP's.

     To date FCOM has been operating with a $200,000 investment from its founders, a $242,000 equity investment and $25,000 in Convertible Debentures.

     EMPLOYEES. Our parent company has no employees other than our officers and directors. FCOM has three employees.

(E) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

                        ITEM 2.  DESCRIPTION OF PROPERTY.


     We have no property and enjoy the non-exclusive use of offices and telephone of our officers and consultants. Our principal offices are located at 300 Mercer Street, Suite 26J, New York NY 10003.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending against or involving us, as of the preparation of this Report, and none are threatened or suspected.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. We have one class of securities, Common Voting Equity Shares ( Common Stock ). The Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the Securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Our Common Stock is quoted Over-the-Counter on the Bulletin Board ( OTCBB ). The Company's trading symbol is MKTS. Based upon standard reporting sources, the following information is provided:


period .   high bid   Low Bid   Volume
- ---------------------------------------
1st 1999      7.00     3.75
2nd 1999     10.50     1.75
3rd 1999      5.00     1.00
4th 1999     10.00     1.00
1st 2000     10.00     3.00  1,000,000
2nd 2000      4.00     1.75    200,000
3rd 2000      3.00     1.00    200,000
4th 2000      2.00     0.20  1,000,000
- --------------------------------------


     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

 (B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 2000, was 73.

(C) DIVIDENDS. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

 (C) SALES OF UNREGISTERED COMMON STOCK 2000. During 2000 we issued the following unregistered securities pursuant to section 4(2) of the Securities Act of 1933.

     On or about September 14, 2000, we issued 56,014 shares (pursuant to section 4[2]) to Meridian Mercantile, Inc., 650 West Georgia Street, #1407, Vancouver B.C., Canada V6B 4N7 for consulting services. These shares were deemed entitled in December 1999.

     At the end of 1999 4,183,914 shares were issued and outstanding. During year 2000 we issued 107,755 shares for legal, professional and consulting services, (pursuant to section 4[2]) at $2.00 per share; and we issued 10,000 shares (pursuant to section 4[2]) for cash at $2.00 per share. The resulting total common stock issued and outstanding as of December 31, 2001, was accordingly 4,301,669.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We plan to continue or established core business and to promote the business of our new (March 14, 2001 acquired) subsidiary, FCOM.

     (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We require significant capital infusion to advance our core business and to realize the potential of our recently acquired new business. Management estimates our need for the next twelve months at $ 1,000,000. We expect to raise these funds through one or more private placements during this period.

     CAUTIONARY STATEMENT. There can be no assurance that you we be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters. We have exhausted our present cash and previous funding commitments. There is no assurance that any program to fund our corporation will be successful or effective.

     Level Two funding may be achieved by an offering of securities pursuant to a 1933 Act Registered offering; or Level Two funding may be achieved by limited offerings pursuant to Regulation D, Rules 505 and/or 506. We believe that the Company's program is sufficiently promising to attract the modest amounts of Level Two funding required. If successful, this Level Two funding will provide ample cash to meet the requirements of the business for expansion, growth and aggressive site promotion. However, there is no assurance to be given that this additional financing will be completed.

     MarketCentral.net Corp. expects to use the funds from secondary financing to create a World Class internet site featuring the finest investment information and tools available to the individual investor. The site will feature state-of-the-art E-commerce throughout the site and in the Market Mall. We believe that our MarketCentral.net web site appeals to well established advertisers looking to reach the upscale audience of investors and consumers who are attracted to the MarketCentral.net web site's content and exciting format. MarketCentral.net Corp. plans to aggressively promote the site throughout a variety of online and traditional media sources.

      (1) SUMMARY OF PRODUCT RESEARCH AND DEVELOPMENT. MarketCentral.net Corp.'s online shopping mall, called the Market Mall, can be promoted as a separate site and is unique in the content and entertainment provided.

      (2) EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. MarketCentral.net Corp. intends to build an internet based store to sell its own proprietary products and services. Beyond the proprietary newsletter and other investment products, we will sell novelty items, gift items and other specialty items as they become available. The store will be available for co-branding through other sites throughout the internet. There is no assurance that we will be successful in any of these endeavors. We have no other plans for the purchase or sale of significant business plant or equipment.

      (3) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES.. None at this time. It is forseeable over time that employees will be needed. The number of employees that may be needed in the next twelve months is speculative only at this time.

             The Remainder of this Page is Intentionally left Blank

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
 .

      (1) FINANCIAL CONDITION. We were incorporated on December 7, 1998. Shareholders contributed (at their cost) the website known as marketcentral.net.
                                                              -----------------


Balance Sheet  December 31. . .        2000          1999     1998
                                                          Proforma
                                                         Unaudited
- -------------------------------  -----------  ------------  ------
Cash. . . . . . . . . . . . . .           0   $     9,705   20,130
Accounts Receivable . . . . . .           0           626        0
Loans Receivable                          0             0   20,000
Subscriptions Receivable. . . .           0       140,371    2,871
- ------------------------------------------------------------------
Current Assets. . . . . . . . .           0       150,702   43,001
                                 -----------  ------------  ------
Software development costs, net      52,058        69,411   86,764
                                 -----------  ------------  ------
of accumulated amortization
Total Other Assets. . . . . . .      52,058        69,411   86,764
==================================================================
Total Assets. . . . . . . . . .      52,058       220,113  129,765
==================================================================
Cash Overdraft. . . . . . . . .         301             0        0
Accounts Payable. . . . . . . .      51,687       103,737   17,845
Accrued Expenses. . . . . . . .      55,794        17,097        0
Note Payable. . . . . . . . . .     149,731        84,231   53,478
- ------------------------------------------------------------------
Total Liabilities . . . . . . .     257,513       205,065   71,323
- ------------------------------------------------------------------
Common Stock. . . . . . . . . .         431           419      399
Paid-in Capital . . . . . . . .   2,668,350     2,423,667 1,745,187
Accumulated Deficit . . . . . .  (2,874,236)   (2,409,038)(1,687,144)
- ------------------------------------------------------------------
Total Equity. . . . . . . . . .    (205,455)       15,048   58,442
- ------------------------------------------------------------------
Total Liabilities and Equity. .      52,058       220,113  129,765
==================================================================


     TRANSACTION WITH RELATED PARTY. Meridian Mercantile, Inc., an affiliate, subscribed for the purchase of 56,014 shares of common stock in consideration for $312,000 payable within two years from February 5, 1999, with a minimum payment of $13,000 per month over 24 consecutive months. The balance of this subscription, was paid in full as of June 30, 2000. On September 14, 2000, 56,014 shares were issued.

     NOTES PAYABLE-RELATED PARTIES. As part of our original capitalization, we assumed a demand loan to one of our shareholders in the amount of $53,478. The note bears 7% interest commencing in 1999. During 1999, an additional $30,753 advance was obtained from that shareholder. The unpaid interest as of December 31, 2000 has been forgiven by the shareholder and credited to paid in capital. We obtained a demand loan from a shareholder in the amount of $37,500 on August 9, 2000, and in the amount of $28,000 on November 7, 2000. The notes bear interest at the Chase Prime Rate plus 1% per annum. Unpaid principal after the due/demand date shall accrue interest at 10% per annum. The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses totaling $2,874,236 in the development stage from December 28, 1998, through December 31, 2000. These factors raise substantial doubt about its ability to continue as a going concern, absent some change in capital or productive assets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We note (recent events) a promising acquisition in year 2001, mentioned (unaudited) in
Note  10  of  our  Consolidated  Financial  Statements  of  December  31,  2001

     STOCK OPTIONS. In February 1999, we granted stock options to our key directors, advisors and consultants to acquire up to a total of 400,000 shares of common stock at an exercise price of $5.00 per share and exercisable for a period of five years from the date of grant. Additional options to purchase 160,000 shares for certain consulting services were granted at an exercise price of $5.00 per share for the first 40,000 shares, $7.50 per share for the second 40,000 shares, $10.00 per share for the third 40,000 shares, and $12.50 per share for the last 40,000 shares.

      (2) RESULTS OF OPERATIONS. We have had limited significant operations to date. It has some small revenues from advertising contracts and affiliate site arrangements. It is not presently operating at or near a profitable level. Profitability will require aggressive site promotion and growth of site-services offered to users. There is no assurance that we will ever operate at or near a profitable level. We have incurred expenses of $736,317 against revenues of $14,296, in the twelve months covered by this Report, for a net loss of $721,894, or $0.19 per share. We ended the year with a cash balance of $9,705 compared to a cash balance of $20,130 for the period ending December 31, 1998.


                                                                Inception
                                                              December 28,
                                 For the Years   For the Years    1988
                                      Ended         Ended          To
                                  December 31    December 31   December 31
                                     2000           1999          2000
- -----------------------------------------------------------------------
 Operations
 Selected Information
Revenues: . . . . . . . .  $       11,029   $     14,973   $    26,002
                           ---------------  -------------  ------------
 Total Revenues . . . . .          11,029         14,973        26,002
General & Administrative.        (476,227)      (736,867)   (2,900,238)
- -------------------------  ---------------  -------------  ------------
                                       ().             ()            ()
                                       ()              ()            ()
 Total Expenses . . . . .        (476,227)      (736,867)   (2,900,238)
- -----------------------------------------------------------------------
Net (Loss). . . . . . . .        (465,198)      (721,894)   (2,874,236)
=======================================================================
Net Loss per share. . . .           (0.11)          (.19)
Weighted average shares .       4,259,187      3,779,820
outstanding
=======================================================================


      (3) POSSIBLE ACQUISITION TARGET. We have cancelled plans to acquire an on-line trading site, by joint-venture with, or possible acquisition of, an existing provider. There are no other acquisitions being discussed.

                         ITEM 7.  FINANCIAL STATEMENTS.

     The Audit Committee of this Corporation for this fiscal year consists of the our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2000, be included and filed with
the  Securities  and  Exchange  Commission.     '

     Our audited financial statements for the years ended December 31, 2000 and 1999 are attached as Exhibit FK-00 hereto and incorporated herein by this reference as though fully set forth herein. Our balance sheet and statement of operations have been reproduced and discussed in the preceding Item 6.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following two persons first listed below are our Directors, having taken office from the inception of the target company, and having been appointed to become Directors upon our reorganization, by which the target company was acquired. The present three Directors are to serve until their successors might be elected or appointed, or until the next meeting of shareholders, general or special, whichever occurs first. A third Officer is identified in the following disclosure. Each of the Officers and Directors listed below are significant shareholders, and presently serve without compensation arrangements. (See Executive Compensation, and Relationships and Transactions, in the succeeding items 6 and 7, of this Part.) None of the current officers or directors receive any compensation but may receive compensation in the future.

     Roy Spectorman, age 50, MarketCentral's President and founder, will be coordinating the efforts of the MarketCentral management team and will guide the our implementation of its strategic plan. Mr. Spectorman has developed the content of the MarketCentral Website, investment guide and newsletter. He will be responsible for the newsletter and investment guide updates and will be attempting to establish relationships and alliances within the financial services industry. From 1989 until his founding of our corporation, Mr. Spectorman has served as President of New Horizons Asset Management Corporation

from 1989, a financial management consulting firm. Mr. Spectorman has over 20 years experience in the financial markets. Mr. Spectorman was President of Environmental Life Products from 1986-1989. He was responsible for developing the product line, creating marketing materials and building a sales organization. Mr. Spectorman was Vice-President of Palace Industries from 1973-1986. He developed product lines for this textile manufacturer, managed a sales organization and developed marketing strategies. Mr. Spectorman attended Adelphi University from 1974-1976 where he received a Masters Degree in Business Administration in Management and graduated Summa Cum Laude. He attended The State University of New York at Stony Brook from 1968-1972 where he received a B.A. in Liberal Arts.

     Jerry Kaplan, age 54, MarketCentral's Vice-President-Operations, appointed Secretary-Treasurer in November 1999, and one of its Directors, will be heading the operations department. He will be responsible for credit card transactions, computer technical support, product warehousing and shipping operations. Mr. Kaplan has used, programmed and overseen several computer system installations over the last thirty years, and brings a thorough understanding of their workings, capabilities and limitations. Mr. Kaplan has been President of Universal Chemicals, a privately held chemical distributor primarily selling water treatment chemicals since 1992. He has been in the chemical industry since 1970 when he joined Alden Leeds, Inc., a swimming pool chemical manufacturer. His experience includes all phases of operating within the chemical industry, including chemical manufacture, sales, distribution, labor relations, data processing, accounting, and government regulations. Mr. Kaplan worked for IBM from 1969 to 1970 as a computer operator, at the first Management Information Systems (MIS) center in the U.S. He received in-house training from IBM in computer operations, job control language and various computer programming languages. Mr. Kaplan attended the University of Tampa between 1964 and 1966 where he majored in biology. He attended Hofstra University between 1966-1968 where he majored in business, with a minor in chemistry. Mr Kaplan devotes only such time to our business as is necessary to perform his duties as an officer and director.

     Peter J. Waters, is MarketCentral's Marketing Director [not a Director on the Board of Directors] in charge of advertising sales and site promotion. From 1983 until present, Mr. Waters has been President of his own Marketing Consulting firm specializing in implementing marketing/advertising programs for the New York City real estate industry. He has successfully hired and managed a sales organization and has been affiliated with Kenart Realty as Vice-President. From 1981 to 1989 Mr. Waters served as President of Classic Trading Inc., an Import/Export firm specializing in the marketing and distribution of industrial products in the United States and Canada. Mr. Waters devotes only such time to our business as is necessary to perform his duties as its Marketing Director.


                        ITEM 10.  EXECUTIVE COMPENSATION.


     Our Officers and Directors serve without compensation at this time, except that Roy Spectorman, our president, receives indirect compensation as explained hereinafter. No plan of compensation has been adopted or is under consideration at this time. None of the Directors currently receives, or has ever received, any salary from us in their capacities as such, and none are expected to be compensated in their capacities as such. No officers are expected to receive any compensation for their services. No officers or directors are under an employment contract with us. We have no retirement, pension, profit sharing, or insurance or medical reimbursement plans.

     STOCK  OPTIONS.  In  February  1999,  we  granted  stock options to our key directors, advisors and consultants to acquire up to a total of 400,000 shares of common stock at an exercise price of $5.00 per share and exercisable for a period of five years from the date of grant. None of those options have been exercised. Additional options to purchase 160,000 shares for certain consulting services were granted in September 1999 at an exercise price of $5.00 per share for the first 40,000 shares, $7.50 per share for the second 40,000 shares, $10.00 per share for the third 40,000 shares, and $12.50 per share for the last 40,000 shares. These 160,000 options expired unexercised in September 1999. The options were issued pursuant to the exemption provided by 4(2) of the Securities Act of 1933.

     Please see Item 7. Certain Relationships and Related Transactions, for indirect compensation of Roy Spectorman, in the amount of $9,000.00 per month, by virtue of a Management Services Agreement with a consultant to us, of which Mr. Spectorman is the President and beneficial owner. We utilized a portion of the business, facilities, computers, telephone and office supplies of New Horizons Asset Management Corp, or management consultant. Our president is the president of New Horizons. We have agreed to pay New Horizons $9,000 per month. We have also agreed to remit to New Horizons an additional payment of $25,000 upon its receipt of funds in an equity or debt financing arrangement.


                     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT.


 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of our knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our stock. Please refer to explanatory notes if any, for clarification or additional information. We have only one class of stock; namely Common Stock.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of our knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, known to or discoverable by us. Please refer to explanatory notes for clarification of the attribution of share ownership.

                                    TABLE A/B
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

 Name and Address of Beneficial Owner . . .  Shares           %
- -------------------------------------------  ---------  -------
Roy Spectorman,  President/Director . . . .    794,813    18.48
300 Mercer Street, Suite 26J
New York NY 1003
- ---------------------------------------------------------------
Jerry Kaplan  Director. . . . . . . . . . .    198,703     4.62
300 Mercer Street, Suite 26J
New York NY 1003
- ---------------------------------------------------------------
Peter Waters  Marketing And Site Promotion.    389,813     9.06
300 Mercer Street, Suite 26J
New York NY 1003
- ---------------------------------------------------------------
Officers and Directors as a Group . . . . .  1,383,329    32.16
- ---------------------------------------------------------------
Frank Evanshen  (1) . . . . . . . . . . . .    150,000     3.49
3710 Southridge Place
West Vancouver, B.C. Canada V7Y 3H8
- ---------------------------------------------------------------
Molly Evanshen  (1) . . . . . . . . . . . .    150,000     3.49
3710 Southridge Place
West Vancouver, B.C. Canada V7Y 3H8
- ---------------------------------------------------------------
Meridian Mercantile Inc.  (1) . . . . . . .    156,014     3.63
#1407 - 650 W. Georgia Street
Vancouver, B.C. Canada  V6B 4N7
- ---------------------------------------------------------------
 (1) Attribution: Evanshen family group . .    456,014    10.60
- ---------------------------------------------------------------
For Reference Only: Total Shares. . . . . .  4,301,669   100.00
Outstanding
- ---------------------------------------------------------------

(1) These shareholders ( the Evanshen family group ) are a single family group. Accordingly the shares of each are attributed to the other, and each is treated as if he, she or it were the owner of all of the group's combined ownership, for purposes of deterring the percentage of ownership. No single member of his family owns 5%, but the combined ownership of the family is more than 10.00%. Accordingly, each member of the family is disclosed as a 10% owner, and an effective affiliate of the Issuer, by reason of such attribution of ownership.


 (C) CHANGES IN CONTROL. There are no arrangements known to us, including any pledge by any persons, of our securities, which may at a subsequent date result in a change of control.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with its business activities, MarketCentral.net Corp. utilizes a portion of the business, facilities, computers, telephone and office supplies of New Horizons Asset Management Corp. ("New Horizons"), 300 Mercer Street, Suite 26-J, New York NY 10003, and retains New Horizons as a management consultant. Mr. Roy Spectorman is the President and beneficial owner of New Horizons. For these considerations, MarketCentral.net Corp. has agreed to pay New Horizons Inc. $9,000.00 per month. We have also agreed, as part of this Management Services Agreement, to remit to same an additional payment of $25,000 upon its receipt of funds in an equity or debt financing transaction.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following

                                  EXHIBIT INDEX

     Each Exhibit is filed under an Exhibit Cover-page, and indexed by the Exhibit Number, Description, and sequential page number of this Report.

- --------------------------------------------------------------------------------
Exhibit
Number                   Description  of  Exhibit                  Page  Number
- --------------------------------------------------------------------------------
                                [2]  PLAN  OF  ACQUISITION
- --------------------------------------------------------------------------------
2.1     Plan  of Reorganization and Acquisition By Which MarketCentral.net Corp.
        Shall  Acquire  FCOM  Inc.                                          18
- --------------------------------------------------------------------------------
                                   FINANCIAL  STATEMENTS
- --------------------------------------------------------------------------------
FK-00     Audited Financial Statements for the years ended December 31, 2000 and
          1999.                                                             26
- --------------------------------------------------------------------------------

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


/s/Roy  Spectorman            /s/Jerry  Kaplan
   Roy  Spectorman               Jerry  Kaplan
   President  CEO/Director       Director

                                       17


- --------------------------------------------------------------------------------
                                   EXHIBIT 2.1

                     PLAN OF REORGANIZATION AND ACQUISITION
                                    BY WHICH
                             MARKETCENTRAL.NET CORP.
                                  SHALL ACQUIRE
                                    FCOM INC.
- --------------------------------------------------------------------------------

                     PLAN OF REORGANIZATION AND ACQUISITION
                                    BY WHICH
                             MARKETCENTRAL.NET CORP.
                                  SHALL ACQUIRE
                                    FCOM INC.

     This Plan of Reorganization and Acquisition is made and dated this 14 day of March, 2001 by and between the above referenced corporations.

1.  THE  PARTIES  TO  THIS  PLAN

     (1.1)  MarketCentral.net  Corp.  (  MKTS  ),  a  Texas  Corporation.

     (1.2)  FCOM  Inc.  (  FCOM  ),  a  Colorado  Corporation.

2.  The  Capital  of  the  Parties:

     (2.1) The Capital of MKTS consists of 100,000,000 shares of common voting stock of $0.0001 par value authorized, of which 4,291,669 shares are issued and outstanding and of which there shall be no more that 6,333,062 shares issued and outstanding prior to the closing of this Acquisition; and

     (2.2) The Capital of FCOM consists of 100,000,000 shares of common voting stock of $.001 par value authorized, of which 95,050,000 shares are issued and outstanding; and 25,000,000 shares redeemable non-voting convertible preferred stock of which no shares are issued and outstanding; and 455,000 A Warrants, and 455,000 B Warrants, to acquire additional shares of FCOM common stock.

3. PLAN OF REORGANIZATION AND ACQUISITION. Subject to the terms and conditions of this Plan of Reorganization and Acquisition, MKTS (Texas) and FCOM (Colorado) shall be reorganized, such that MKTS shall acquire FCOM, and FCOM shall become a wholly-owned subsidiary of MKTS.

4.  CONDITIONS  PRECEDENT.

     (4.1) The Boards of Directors of both Corporations respectively shall have determined that it is advisable and in the best interests of each of them and both of them to proceed with the acquisition by the Public Corporation, in accordance with IRS 354 and 368. These U.S. tax provisions provide generally that no gain or loss be recognized from a statutory reorganization of two corporations.

     (4.2) The Shareholders of both Corporations respectively shall have approved the acquisition and this agreement, and each shall have been approved and adopted by the Board of Directors of in a manner consistent with the laws of its Jurisdiction and its constituent documents.

     (4.3) Each party shall have furnished to the other party all corporate and financial information which is customary and reasonable, to conduct its respective due diligence, normal for this kind of transaction. If either party determines that there is a reason not to complete this Plan of Reorganization as a result of their due diligence examination, then they must give written notice to the other party prior to the expiration of the due diligence examination period. The Due Diligence period, for purposes of this paragraph, shall expire on a date determined by the parties;

     (4.4) The rights of dissenting shareholders, if any, of each party shall have been satisfied and the Board of Directors of each party shall have determined to proceed with this Plan of Reorganization and Acquisition.

     (4.5) All of the terms, covenants and conditions of this Plan of Reorganization and Acquisition to be complied with or performed by each party for Closing shall have been complied with, performed or waived in writing; and

     (4.6) The representations and warranties of the parties, contained in this Plan of Reorganization and Acquisition, as herein contemplated, except as amended, altered or waived by the parties in writing, shall be true and correct in all material respects at the Closing Date with the same force and effect as if such representations and warranties are made at and as of such time; and each party shall provide the other with a corporate certificate, of a director of each party, dated the Closing Date, to the effect, that all conditions precedent have been met, and that all representations and warranties of such party are true and correct as of that date. The form and substance of each party's certification shall be in form reasonably satisfactory to the other.

     (4.7) Each Corporation hereby represents and warrants that the foregoing recitals are true, correct and accurate.

5. TERMINATION. This Plan of Reorganization and Acquisition may be terminated at any time prior to closing, whether before or after approval by the shareholders of either or both; (i) by mutual consent; or (ii) by either party if the other is unable to meet the specific conditions precedent applicable to its performance within a reasonable time; or (iii) by either or both if holders of a sufficient number of securities exercises dissenters' rights such that to complete the transaction herein contemplated would create undue financial difficulty upon either or both. In the event that termination of this Plan of Reorganization and Acquisition by either or both, as provided above, this Plan of Reorganization and Acquisition shall forthwith become void and there shall be no liability on the part of either party or their respective officers and directors.

6.  CONVERSION  OF  OUTSTANDING  SHARES.

     (6.1) Each and every share of stock of FCOM held in treasury shall be cancelled.

     (6.2) Each and every share and warrant of the 95,960,00 shares and warrants of FCOM shall be converted into 2,500,000 new investment shares of MKTS common stock (approximately .02605 shares per share owned of FCOM), duly and validly issued, fully paid and non-assessable to or for the shareholders of FCOM. New investment shares means that such shares shall be Restricted Securities as defined in Rule 144(a), as promulgated by the Securities and Exchange Commission, of the United States, pursuant to 3(b) of the Securities Act of 1933. The shares converted to MKTS common shares shall be issued in reliance on 4(2) of the Act, as follows:

          (6.2.1) The 95,050,000 shares of common stock shall be converted to 2,476,292 shares:

          (6.2.2) The 455,000 A-Warrants shall be converted to 11,854 shares of common stock;

          (6.2.3) The 455,000 B-Warrants shall be converted to 11,854 shares of common stock;

     (6.3) REGISTRATION RIGHTS there are no existing rights of any existing or prospective shareholders for Registration of any securities of either party; nor contractual or other restrictions upon the rights of the issuer or any person to seek to register securities for sale, resale or as a class of securities for trading on NASDAQ or a recognized stock exchange; except and unless provided for expressly in this Plan of Reorganization and Acquisition.

7. SURVIVING CORPORATIONS. Both corporations shall survive the Reorganization herein contemplated and shall continue to be governed by the laws of its respective State of Incorporation.

     (7.1) SURVIVING ARTICLES OF INCORPORATION: the Articles of Incorporation of both corporations remain in full force and effect, unchanged.

     (7.2) SURVIVING BY-LAWS: the By-Laws of both corporations shall have been adopted or amended in form approved by FCOM, before Closing, and such By-Laws, as so adopted or amended, shall then remain in full force and effect, unchanged, by this Acquisition. If FCOM shall not have adopted By-Laws, then the By-Laws of MKTS shall be deemed adopted, until amended.

8. RIGHTS OF DISSENTING SHAREHOLDERS: The rights, if any, of dissenting shareholders shall be determined as follows:

     (8.1) BEFORE CLOSING: Before Closing, as hereafter defined, each of the corporations shall be responsible for the rights of its own dissenting shareholders. Each party shall be responsible for the handling of rights of its dissenting shareholders, if any. Either party shall have the right to terminate this Plan of Reorganization and Acquisition if holders of a sufficient number of its shareholders exercise their lawful dissenters rights such that to complete the transactions herein contemplated would create undue burden upon it. Such determination shall be made by the Board of Directors of such party, in their sole discretion, acting reasonably.

     (8.2) AFTER CLOSING: After Closing, the Parent Company shall be the entity responsible for the rights of dissenting shareholders.

     (8.3) APPOINTMENT OF AGENTS. The Secretaries of State of the State of each party's domicile shall be appointed as agents for service of process for the shareholders of the corporations within their jurisdictions, or formerly within their jurisdictions, to whatever extent may be required by the laws of either State. The Agent for Mailing Process, if required, following the Acquisition shall be the Agent of MKTS.


9. CLOSING. Subject to the terms and conditions of this Plan of Reorganization and Acquisition, upon closing the transaction, the following events and transactions ( the Closing ) will occur.

     (9.1) MKTS shall acquire FCOM pursuant to the laws of their respective states, together with all of the property, right and interest of FCOM and be subject to all the debts, liabilities and obligations of FCOM, and MKTS shall
continue  as  the   Parent  Corporation  .

     (9.2)  The  name  of  MKTS  shall  remain   MarketCentral.net  Corp.

     (9.3) Until changed pursuant to the laws of Texas, the registered agent and registered office of MKTS shall be as stated in the Articles of Incorporation, or as then in force. The principal executive office shall be or become 5299 DTC Boulevard, Suite 620, Englewood, CO
80111.

     (9.4) Unless the following nominations are changed by FCOM in writing, before Closing, FCOM nominates, and the existing Directors shall appoint, Paul Taylor as the Sole Officer and Director of MKTS.

     (9.5) AFTER CLOSING. The following events and transactions will occur immediately or shortly after Closing, and are deemed by the parties to be an integral part of the Closing process, and material to this agreement:

     (9.6) Subject to the uniform, customary principles, endorsed in the laws of Texas, to the effect that the governance of the corporation be vested in the Board of Directors, and subject to the right and duty of MKTS's duly appointed Initial Board of Directors to make independent judgment as to all matters of corporate governance; the parties intend that the existing Director or Directors of the resulting and Parent corporation shall, forthwith upon Closing, prepare such transitional corporate minutes and documents as are necessary and reasonably required to complete and effectuate the transition in a proper and business-like manner.

     (9.7) Unless instructed otherwise in writing before Closing, or immediately following Closing, by FCOM, such transitional minutes and documents shall provide, among other matters:

          First, for the nomination of and appointment of a new director, as indicated, and the retirement and resignation of the existing directors, if any, and the recital and signature of the duly appointed director, to the effect that he shall have accepted his appointment and taken office immediately;

          Second, for the election of new Officers of MKTS, by the newly appointed Director, as they shall deem appropriate;

          Third, for the designation or re-designation of auditors for MKTS such appointment to continue until such time as their successor may be appointed pursuant to applicable laws;

          Fourth, for the designation of Madison Stock Transfer Inc., unless otherwise determined by the Board of Directors of MKTS, as the Certificate and Transfer Agency of MKTS;

          Fifth, that fiscal year-end of MKTS shall be and remain December 31, unless otherwise determined by the Board of Directors of MKTS;

          Sixth, that the Officers be empowered and directed to issue shares of MKTS for shares of FCOM to be converted; unless such issuance has been made previously;

10. ARTICLES OF SHARE EXCHANGE. The Directors of MKTS shall, forthwith upon Closing, prepare and file Articles of Share Exchange with this Plan of Reorganization and Acquisition attached, with the Secretary of State of Texas and Colorado.

11. CLOSING/EFFECTIVE DATE: The Reorganization and Acquisition contemplated by this Agreement shall Close and become effective on the following dates: the Closing Date, shall be determined by the Boards of Directors of MKTS and FCOM, in the manner provided by the laws of places of incorporation and consistent with the constituent corporate documents of each party, upon the satisfaction or waiver of all of the conditions precedent hereinbefore or hereinafter after set forth; the Effective Date shall be the date of filing the Articles of Share Exchange with the Secretary of State of Texas.

12.  MUTUAL  EXPRESS  COVENANTS:

     (12.1) FURTHER ASSURANCES: The Directors of each Corporation shall and will execute and deliver any and all necessary documents, acknowledgments and assurances and do all things proper to confirm or acknowledge any and all rights, titles and interests created or confirmed herein. Specifically, and without limitation: each party covenants to use all reasonable efforts to obtain all consents, approvals and waivers, including the approval of its directors and security holders, that may be necessary or desirable in order to complete the transactions contemplated herein; take such other measures as may be appropriate to fulfill its obligations hereunder and to carry out the transactions contemplated herein; afford to the other parties hereto, and their financial and legal advisors, reasonable access during normal business hours, to the management, properties, books, contracts, commitments and records of such party and to allow the other party hereto and their advisors to perform an examination of the financial condition, business, affairs, property and assets of the party and during such period, shall promptly furnish to the other party hereto, a copy of all information concerning its business, properties and personnel as the other party hereto may reasonably request; and use all reasonable efforts to cause each of the conditions precedent set forth in this Plan of Reorganization and Acquisition to be completed or complied with on or before Closing, and to complete the actions following Closing necessary to make the Closing effective.

     (12.2) GOOD FAITH AND FAIR DEALING: Each Corporation covenants hereby to deal with each other and each others shareholders fairly and in good faith, in all matters related to this Agreement and the events and transactions contemplated by it.

     (12.3) EXECUTORY PERIOD BEFORE CLOSING: Each Corporation agrees with the other that it will not, during the executory period after the making of this Agreement and until Closing: allot or issue any shares of its capital or enter into any agreement granting the right, by conversion, exchange or otherwise, to acquire any of its un-issued capital, except as contemplated herein; declare any dividends; sell all or any part of its assets, or otherwise enter into any transactions or negotiations which could reasonably be expected to interfere with or be inconsistent with the consummation of this Plan of Reorganization and Acquisition; amend or alter its constituent documents except as contemplated herein; or engage in any business, enterprise or activity materially different from that carried on by it at the date of this Plan of Reorganization and Acquisition or enter into any transaction or incur any obligation, expenditure or liability other than in the ordinary course of business, as presently conducted.

13. GENERAL MUTUAL REPRESENTATIONS AND WARRANTIES. The purpose and general import of the Mutual Representations and Warranties, are that each party has made appropriate full disclosure to the others, that no material information has been withheld, and that the information exchanged is or shall be accurate, true and correct. Each Corporation acknowledges and confirms that it is relying on such representations and warranties in connection with this Plan of Reorganization and Acquisition:

     (13.1) ORGANIZATION AND QUALIFICATION. Each Corporation warrants and represents that it is duly organized and in good standing, and is duly qualified to conduct any business it may be conducting, as required by law or local ordinance.

     (13.2) CORPORATE AUTHORITY. Each Corporation warrants and represents that it has Corporate Authority, under the laws of its jurisdiction and its constituent documents, to enter into this Agreement and to complete the transactions contemplated hereby.

     (13.3) OWNERSHIP OF ASSETS AND PROPERTY. Each Corporation warrants and represents that it is duly incorporated and organized and validly subsisting and in good standing under the laws of its respective jurisdiction and has the corporate power and authority to own or lease its assets as now owned or leased and to carry on its business as now carried on and holds all necessary federal, state and municipal governmental licenses, permits and authorizations in connection therewith, except for those where the failure to hold such licenses, permits and authorizations would not have a material adverse effect on the business, prospects, property, financial condition or results of its operations. Each Corporation has lawful title and ownership of its property as reported to the other, and as disclosed in its financial statements.

     (13.4) CURRENT COMPLIANCE. To the best of each Corporation's knowledge, it is in compliance with all applicable governmental laws, by-laws, regulations and orders material to its corporate existence, operations and properties.

     (13.5) ABSENCE OF CERTAIN CHANGES OR EVENTS. Each Corporation warrants and represents that there are and shall be at Closing no material changes of circumstances or events which have not been fully disclosed to the other party, and which, if different than previously disclosed in writing shall have been disclosed in writing as current as is reasonably practicable. Certain financial statements have been exchanged between the parties, and others shall have been exchanged before Closing. All such financial statements together with the notes thereto present, and shall present fairly, the financial position of such corporation as of its respective date, and have been, or shall have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except that the unaudited financial statements may or may not contain notes and are subject to year-end adjustments). To the best of each party's respective knowledge, there have been no changes n the condition, financial or otherwise, or in the results of operations of either corporation which have had or may reasonably be expected to have a material adverse effect on the business, prospects, property, financial condition or results of operations of either. Neither Corporation has declared or paid any dividends or otherwise made any distribution of any kind or nature to any of its shareholders or has any material liabilities, debts or obligations, whether accrued, absolute or contingent, which have not been otherwise disclosed, or which shall not have been disclosed to the other.

     (13.6) LITIGATION AND ENFORCEMENTS. There are no legal, arbitrable, governmental or other actions, proceedings or investigations pending or threatened against or otherwise affecting either Corporation or any of its assets, and to the best of each corporation's knowledge there has been no event or events which have occurred that could give rise to any such material action, proceeding or investigation. Each Corporation warrants and represents that there are no legal proceedings, administrative or regulatory proceedings, pending or suspected, which have not been fully disclosed in writing to the other.

     (13.7) ABSENCE OF UNDISCLOSED LIABILITIES. Each Corporation warrants and represents specifically that it has and shall have no material liabilities which have not been disclosed to the other, in the financial statements or otherwise in writing, before the Acquisition. Undisclosed Liabilities , as used herein, includes without limitation, contingent liabilities of any kind or sort, including without limitation, employment contracts, and corporate guaranties;

     (13.8) NO BREACH OF OTHER AGREEMENTS. Each Corporation warrants and represents that this Agreement, and the faithful performance of this agreement, will not cause any breach of any other existing agreement, or any covenant, consent decree, or undertaking by either, not disclosed to the other. Neither the execution and delivery of this Plan of Reorganization and Acquisition, the consummation of the transactions herein contemplated nor the fulfillment of or compliance with the terms and provisions hereof or thereof will (i) result in or constitute a material default under, its articles or by-laws or any material agreement to which its is a party, (ii) constitute an event which would permit any party to any material agreement with it, to terminate such agreement or to accelerate the maturity of any indebtedness of it or other obligation of it, or
(iii) result in the creation or imposition of any encumbrance upon its Shares or any of its assets.

     (13.9) CAPITAL STOCK. Each Company warrants and represents that the issued and outstanding shares and all shares of capital stock of such corporation, is as detailed herein, that all such shares are in fact issued and outstanding, duly and validly issued, were issued as and are fully paid and non-assessable shares, and that, other than as represented in writing, there are no other securities, options, warrants or rights outstanding, to acquire further shares of such Corporation, except as mutually disclosed, represented and warranted in
Article  I,  Part  B,  hereinabove.

     (13.10) BROKERS' OR FINDER'S FEES. Each Corporation warrants and represents that is aware of no claims for brokers' fees, or finders' fees, or other commissions or fees, by any person not disclosed to the other, which would become, if valid, an obligation of either company.

14.  MISCELLANEOUS  PROVISIONS

     (14.1) At the Closing Date, their shall be no undisclosed changes from that reflected in the financial and other statements exchanged by the parties.

     (14.2) Except as required by law, no party shall provide any information concerning the Acquisition or any aspect of the transactions contemplated by this Agreement to anyone other than their respective officers, employees and representatives without the prior written consent of the other parties hereto. The aforesaid obligations shall terminate on the earlier to occur of (a) the Closing, or (b) the date by which any party is required under its articles or bylaws or as required by law, to provide specific disclosure of such transactions to its shareholders, governmental agencies or other third parties. In the event that the transaction does not close, each party will return all confidential information furnished in confidence to the other.

     (14.3) This Agreement may be executed simultaneously in two or more counterpart originals. The parties can and may rely upon facsimile signatures as binding under this Agreement, however, the parties agree to forward original signatures to the other parties as soon as practicable after the facsimile signatures have been delivered.

     (14.4) The Parties to this agreement have no wish to engage in costly or lengthy litigation with each other. Accordingly, any and all disputes which the parties cannot resolve by agreement or mediation, shall be submitted to binding arbitration under the rules and auspices of the American Arbitration Association, as a further incentive to avoid disputes, each party shall bear its own costs, with respect thereto, and with respect to any proceedings in any court brought to enforce or overturn any arbitration award. This provision is expressly intended to discourage litigation and to encourage orderly, timely and economical resolution of any disputes which may occur.

     (14.5) If any provision of this Agreement or the application thereof to any person or situation shall be held invalid or unenforceable, the remainder of the Agreement and the application of such provision to other persons or situations shall not be effected thereby but shall continue valid and enforceable to the fullest extent permitted by law.

     (14.6) No waiver by any party of any occurrence or provision hereof shall be deemed a waiver of any other occurrence or provision.

     (14.7) The parties acknowledge that both they and their counsel have reviewed and revised this agreement and that the normal rule of construction shall not be applied to cause the resolution of any ambiguities against any party presumptively. The Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

     THIS PLAN OF REORGANIZATION AND ACQUISITION is executed on behalf of each Company by its duly authorized representatives, and attested to, pursuant to the laws of its respective place of incorporation and in accordance with its constituent documents.

MARKETCENTRAL.NET  CORP.     FCOM  INC  .
(A  TEXAS  CORPORATION)      (A  COLORADO  CORPORATION)

by     by
/s/Roy  Spectorman     Paul  Taylor/s/
Roy  Spectorman     Paul  Taylor
President     President

                                  EXHIBIT FK-00

                          AUDITED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                             DECEMBER 31, 2000, 1999

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                           December 31, 2000 and 1999

                                Table of Contents



                                                                     Page


Independent  Auditors'  Report

Consolidated  Balance  Sheets

Consolidated  Statements  of  Operations

Consolidated  Statement  of  Stockholders'  Equity

Consolidated  Statement  of  Cash  Flows

Notes  to  Consolidated  Financial  Statements

                          INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors  and  Stockholders
MarketCentral.net  Corp.:

We have audited the accompanying consolidated balance sheets of MarketCentral.net Corp. and Subsidiary as of December 31, 2000 and 1999, and related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the accumulated amounts of stockholders' equity from inception (December 28, 1988) through December 31, 1998, which includes an accumulated deficit as of December 31, 1998 of $1,687,144. Those amounts were audited by other auditors whose report thereon has been furnished to us; and our opinion insofar as it relates to those accumulated amounts, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of MarketCentral.net Corp. and Subsidiary at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses during the development stage and is dependent upon financing to continue as a going concern. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ROGOFF  &  COMPANY,  P.C.
ROGOFF  &  COMPANY,  P.C.
New  York,  N.Y.
March  18,  2001

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999


                                     ASSETS
                                                       2000            1999
- --------------------------------------------------------------------------------
CURRENT  ASSETS
  Cash                                             $          0    $      9,705
  Accounts  receivable                                        0             626
  Subscriptions  receivable                                   0         140,371
                                                   ----------------------------
  Total  current  assets                                      0         150,702

Software  development  costs,
net  of  accumulated  amortization
of  $34,706  and  $17,353  in  2000  and
1999,  respectively                                      52,058          69,411
                                                   -----------------------------
TOTAL  ASSETS                                      $     52,058    $    220,113
                                                   =============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT  LIABILITIES
  Cash  overdraft                                  $        301    $          0
  Accounts  payable                                      51,687         103,737
  Accrued  expenses  payable                             55,794          17,097
  Note  payable                                         149,731          84,231
                                                   -----------------------------
  Total  current  liabilities                           257,513         205,065
                                                   -----------------------------

STOCKHOLDERS'  EQUITY
Common  stock,  $0.0001  par  value;
100,000,000  shares  authorized;
4,301,669  and  4,183,914  issued  and
outstanding  in  2000  and  1999, respectively              431             419
Paid  in  capital                                     2,668,350       2,423,667
Deficit  accumulated  during  the
development  stage                                   (2,874,236)     (2,409,038)
                                                   -----------------------------
TOTAL  STOCKHOLDERS'  EQUITY                           (205,455)         15,048
                                                   -----------------------------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY     $     52,058    $    220,113
                                                   =============================

           See independent auditors' report and noted to consolidated financial statements.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                      Consolidated Statements of Operations


                                             Year  Ended         For the Period
                                             December  31,       From Inception
                                                              (December 28,1988)
                                                                to  December 31,
                                          2000            1999        2000
- --------------------------------------------------------------------------------

Revenue:                              $   11,029      $   14,973    $    26,002

Operating  expense:
  General  and  administration
    expense                              476,227         736,867      2,900,238
                                     -------------------------------------------
Net loss                              $ (465,198)     $ (721,894)   $(2,874,236)
                                     ===========================================
Net  loss  per  share                 $    (0.11)     $    (0.19)   $         0
                                     ===========================================
Weighted average shares outstanding    4,259,187       3,779,820
                                     ============================

           See independent auditors' report and notes to consolidated financial statements.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                 Consolidated Statement of Stockholder's Equity

                For the Period From Inception (December 28, 1988)
                              To  December 31, 2000


                                                                       Deficit
                                                                     Accumulated
                                      Common   Stock    Paid In       During The
                                      Shares   Amount   Capital      Development
                                                                         Stage
- --------------------------------------------------------------------------------
Balance at Beginning of Development
Stage-December 28, 1988                    0  $      0  $       0  $          0
Shares issued for organizational
costs                                180,000        18        982             0
Net Loss December 31, 1988-1996            0         0          0        (1,000)
                                 -----------------------------------------------
Balance, December 31, 1996           180,000        18        982        (1,000)
April 8, 1997-Issued at $1.00
per share                            100,000        10     99,990             0
Net Loss December 31, 1997                 0         0          0       (87,886)
                                 -----------------------------------------------
Balance, December 31, 1997           280,000        28    100,972       (88,886)
May 22, 1998-issued at $1.00
per share                              2,900         1      2,899             0
July 1, 1998-issued at $.10
per share                             84,000         8      8,392             0
Shares issued for cash and
services at $1.00 per share        1,600,000       160  1,599,840             0
Net Loss December 31, 1998                 0         0          0    (1,598,258)
                                 -----------------------------------------------
Balance, December 31, 1998         1,966,900       197  1,712,103    (1,687,144)
February 1999 reorganization       2,025,000       202     33,084             0
Stock issued for professional
services rendered                     36,000         4     53,996             0
Stock issued for subscription
stock (issued Sept. 14, 2000)         56,014         6    311,994             0
Stock issued for professional
services rendered                    100,000        10    312,490             0

Net Loss December 31, 1999                 0         0          0      (721,894)
                                 -----------------------------------------------
Balance as of December 31, 1999    4,183,914  $    419  2,423,667    (2,409,038)
Stock issued for professional
services                                  32         0          0             0
Stock issued for financial
services rendered                      5,000         1      9,999             0
Stock issued for professional
services rendered                     71,000         7    143,493             0
Stock issued for consultant
services rendered                     10,873         1     21,744             0
Stock issued for professional
services rendered                     10,000         1     19,999             0
Stock issued for consultant
services rendered                     10,850         1     21,699             0

                                   (Continued)

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                 Consolidated Statement of Stockholder's Equity
                                   (Continued)

                For the Period From Inception (December 28, 1988)
                              To December 31, 2000


                                                                       Deficit
                                                                     Accumulated
                                      Common   Stock    Paid In       During The
                                      Shares   Amount   Capital      Development
                                                                         Stage
- --------------------------------------------------------------------------------

Stock  issued  for  cash              10,000  $      1  $  19,999  $          0
Interest  on  note                         0         0     10,621             0
Other  stock  subscription-1998            0         0     (2,871)            0
Net  loss  December  31,  2000             0         0          0      (465,198)
                                 -----------------------------------------------
Balance as of December 31, 2000    4,301,669  $    431 $2,668,350  $ (2,874,236)
                                 ===============================================

           See independent auditor's report and notes to consolidated financial statements.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                      Consolidated Statement of Cash Flows


                                          Year  Ended            For the Period
                                         December  31,           From Inception
                                                              (December 28,1988)
                                                                to December 31,
                                       2000          1999             2000
- --------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net  loss                          $  (465,198)   $  (721,894)  $  (2,874,236)
Depreciation and amortization-
web site cost                           17,353         17,353          34,706
Interest  forgiven  on  note            10,621              0          10,621
Shares  issued for services            216,945        366,500       2,144,445
(Increase)  in accounts receivable         626           (626)              0
Decrease  in  accounts  payable        (52,050)        85,892          51,687
Increase  in  accrued  expenses         38,697         17,097          55,794
                                   ------------------------------------------
Net cash provided (used) by
  operating  activities               (233,006)      (235,687)       (576,983)
                                   ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in loan
receivable                                   0         20,000               0
                                   ------------------------------------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Proceeds  of cash overdraft              301              0             301
  Proceeds from notes payable           65,500         30,753          96,253
  Decrease in subscription receivable  137,500              0         137,500
  Issuances  of  common  stock          20,000        174,500         342,929
                                   ------------------------------------------
Net  cash  provided  by  financing
  activities                           233,301        205,253         576,983
                                   ------------------------------------------
Net  (decrease)  in  cash               (9,705)       (10,425)              0

Cash,  beginning  of period              9,705         20,130               0
                                   ------------------------------------------
Cash,  end  of  period              $        0  $       9,705    $          0
                                   ==========================================
Interest  paid                      $        0  $           0    $          0
                                   ==========================================
Income  taxes  paid                 $        0  $           0    $          0
                                   ==========================================
Supplemental  disclosures:
Non-cash  Transactions:
Common  stock  issued  in  connection
  with  services                    $  216,945  $    366,500     $ (2,144,445)

           See independent auditors' report and notes to consolidated financial statements.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                                December 31, 2000


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

Going  Concern  Matters
The company has incurred losses totaling $2,874,236 in the development stage from inception (December 28, 1988) through December 31, 2000. The company's website became operational in 1998. However, no significant revenues have been generated.

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

Summary  of  Significant  Accounting  Policies

Accrual  Basis
The accompanying financial statements have been prepared on the accrual basis of accounting.

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

Use  of  Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                                December 31, 2000


NOTE  1.     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

Income  Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

Comprehensive  Income
There is no difference in the company's historical net loss as reported and the comprehensive net losses for all periods presented.

NOTE  2.     REORGANIZATION

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

NOTE.  3     TRANSACTIONS  WITH  RELATED  PARTIES

Subscription  Receivable
Meridian Mercantile, Inc. ("Meridian"), an affiliate of the Company, subscribed for the purchase of 56,014 shares of common stock in consideration of the sum of $312,000 payable on or before two years from February 5, 1999, with minimum payment of $13,000 per month over 24 consecutive months. The balance of this subscription as of June 30, 2000 is paid in full. On September 14, 2000, 56,014 shares were issued.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                                December 31, 2000

NOTE  3.     TRANSACTIONS  WITH  RELATED  PARTIES  -  Continued

Notes  Payable
The Company has assumed a demand loan to one of its stockholders in the amount of $53,478. The note bears interest at the rate of 7% per annum. During 1999, an additional $30,753 advance was obtained from the stockholder. The unpaid interest of $10,621 as of 12/31/2000 has been forgiven by the stockholder and credited to paid in capital.

The company obtained a demand loan from one of its stockholders in the amount of $37,500 on August 9, 2000 and in the amount of $28,000 on November 7, 2000. The notes bear an interest rate of Chase Prime Rate Plus 1% per annum. Unpaid principal after due date shall accrue interest at a rate of 10% per annum.

Management  Consultant  Fee
The Company utilized a portion of the business, facilities, computers, telephone and office supplies of New Horizons Asset Management Corp. ("New Horizons"), 300 Mercer Street, Suite 26-J, New York, New York 10003, and retains New Horizons as a management consultant. The President and beneficial owner of New Horizons is also the President of MarketCentral.Net Corp. MarketCentral.net Corp. has agreed to pay New Horizons Inc. $9,000. per month. MarketCentral.net Corp. has also agreed to remit to New Horizons an additional payment of $25,000 upon its receipt of funds in an equity or debt financing transaction.

NOTE  4.     STOCK  OPTIONS

In February 1999, the Company granted stock options to certain non-employee directors, advisors and consultants to acquire up to total of 400,000 shares of common stock at an exercise price of $5.00 per share and exercisable for a period of five years from the date of grant. None of these options have been exercised.

Additional options to purchase 160,000 shares of restricted common stock for certain consultant services were granted in September 1999 at an exercise price of $5.00 per share for the 1st 40,000 shares; $7.50 per share for the 2nd 40,000 shares; $10.00 per share for the 3rd 40,000 shares; $12.50 per share for the last 40,000 shares. Those options expired unexercised in September 2000.

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                                December 31, 2000


NOTE  5.     NET  LOSS  PER  SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, to the weighted average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

The  calculation  of  basic  and  diluted  net  loss  per  share  is as follows:


          Net  loss                    $  (465,198)    $  (721,894)
          =========================================================
          Weighted  average  shares  of
            common  stock  outstanding
            used  in  calculation  of
            basic  and  diluted  net
            loss  per  share             4,259,187       3,779,820
          =========================================================
          Basic  and  diluted  net  loss
            per  share                 $     (.11)     $      (.19)
          =========================================================

NOTE  6.     CAPITAL  STOCK

Each  share  of  common  stock  is  entitled  to  one  vote.

NOTE  7.     FINANCIAL  INSTRUMENTS

Current assets and liabilities are reported at their face amount which, because of their short-term nature, approximates fair value.

NOTE  8.     INCOME  TAXES

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $2,800,000 that will be offset against future taxable income. Since the Company has incurred substantial net operating losses, a valuation allowance has been established to reduce the net deferred tax assets to the amounts expected to be realized.

Deferred tax assets and the valuation account are as follows at December 31, 2000 and 1999.

                                                 December  31,
                                           2000                 1999
             -------------------------------------------------------------
               Deferred  tax  asset:
                 NOL  carryforward          $  952,000       $  816,000
                 Valuation  allowance         (952,000)        (816,000)
             ------------------------------------------------------------
                 Total                      $        0       $        0
             ============================================================

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements.

                                December 31, 2000


NOTE  9.     COMPENSATION  FOR  SERVICES

In 1999, Intrepid International LTD rendered financial services at a fair value of $54,048 and was compensated by issuing 36,032 the Company's restricted common stock.

An additional 100,000 shares of restricted common stock was issued to a business consultant who rendered services to the Company and was recorded at fair value. The value of the stock on the issued date (September 14, 1999) was $3 1/8 per share with a resulting expense of $312,500.

          Shares  were  issued  for  services  in  2000  as  follows:

                                                 Issued
                       No. of        Common/     For  Services      FMV  of
              Date    Shares        Restricted   FMV  Per  Share     Shares
- --------------------------------------------------------------------------------
             3/10/00        39,000  Restricted    Financial       $  5.625
             4/12/00        20,000  Restricted    Consultants            3
              5/9/00        12,000  Common        Professional           2
              6/8/00        10,873  Common        Consultants        2.875
             6/20/00         5,000  Common        Financials           2.5
             7/20/00        10,850  Common        Consultants        2.625
             7/19/00        10,000  Common        Professional       2.625
- --------------------------------------------------------------------------------
             Total         107,723


The  above  stocks  for  services  were issued at a 20% to 30% discount.  39,000 restricted  common  stocks  were  issued  at  $2  per  share  in  March  2000.

NOTE  10.     SUBSEQUENT  EVENTS  (UNAUDITED)

MarketCentral.net Corp. announced on March 7, 2001 that MarketCentral.net Corp. has entered into a letter of intent to acquire privately held Fcom. Inc. MarketCentral.net Corp. will acquire all of the issued and outstanding shares of Fcom. Inc. in exchange for approximately 2.5 million new investment shares of the common stock of MarketCentral. The Board of Directors of MarketCentral and Fcom. Inc. have approved the acquisition subject to completion of mutual due diligence and the execution of the definitive agreement.

Certain stockholders of MarketCentral.net Corp. contributed $100,000 to the capital of the company subsequent to December 31, 2000 for the purpose of repaying up to $100,000 of liabilities. The stockholders have agreed not to receive any stock for the contributions made by them.

