Form 10QSB
period 2001-03-31
MARKETCENTRAL NET CORP
filed 2001-06-06
CIK 1068170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended March 31, 2001


             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period ___________ to ___________

                        Commission File Number:  0-25891

                             MarketCentral.net Corp
             (Exact name of Registrant as specified in its charter)


Texas                                                                 76-0270330
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

6401  South  Boston  Street,  Englewood,  CO                               80111
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (720)  489-1818


             300  Mercer  Street,  Suite  26J,  New  York,  NY  10003
                                 (Former  Address)


As of June 4, 2001, the number of shares outstanding of the Registrant's Common Stock was 11,259,356.

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [x]


     PART  I.  FINANCIAL  INFORMATION.I.  FINANCIAL  INFORMATION.

ITEM  1.  FINANCIAL  STATEMENTSITEM  1.  FINANCIAL  STATEMENTS.

     The financial statements included herein for the three months ended March 31, 2001, have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                           Consolidated Balance Sheets

                             March 31, 2001 and 2000


                                     ASSETS


                                                 March  31,
                                             2001        2000
CURRENT  ASSETS
  Cash                                           $   55,959          5,763
  Accounts  receivable                               39,104            626
  Security  deposit                                   4,425              -
  Subscriptions  receivable                               -         35,371

OTHER  ASSETS
  Goodwill                                          951,586              -
  Fixed  assets,  net  of  accumulated
  depreciation  of  $1,269  and  $0                  12,271              -
  Software  development  costs,
  net  of  accumulated  amortization
    of  $39,045  and  $21,691                        47,720         65,073

TOTAL  ASSETS                                    $1,111,065     $  106,833


LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES
  Accounts  payable                              $  205,604     $   88,756
  Accrued  expenses  payable                         12,896          8,816
  Notes  payable  -  stockholders                   436,253         84,231

  Total  current  liabilities                       654,753        181,803

STOCKHOLDERS'  EQUITY
  Common  stock,  $0.0001  par  value;
  100,000,000  shares  authorized;
  10,443,062  and  4,183,946  issued  and
  outstanding in 2001 and 2000, respectively          1,045            419
  Paid  in  capital                               4,536,541      2,423,719
  Deficit  accumulated  during  the
    development  stage                           (3,756,274)     (2,499,108)
  Treasury  stock                                  (325,000)              -

  Total  stockholders'  equity                      456,312        (74,970)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,111,065     $  106,833


            See  notes  to  consolidated  financial  statements.

                      Consolidated Statements of Operations


                                                           Period
                                  Three  Month          From  Inception
                                  Periods  Ended       (December  28,1988)
                                     March  31,             to  March  31,
                               2001             2000           2001

Revenue:                    $    1,542      $    3,874    $   27,544

Operating  expense:
  General  and  administration
    expense                    883,580          93,893     3,783,818

Net  loss                  $  (882,038)     $  (90,019)  $(3,756,274)

Net  loss  per  share       $    (0.14)          (0.02)

Weighted  average  shares  outstanding:
     Basic                   6,114,588       4,183,946
     Fully  diluted


                 See notes to consolidated financial statements.

                 Consolidated Statement of Stockholder's Equity
                For the Period From Inception (December 28, 1988)
                                To March 31, 2001

                                                                                       Accumulated
                                            Common       Stock        Paid  In    Deficit  During  The
                                            Shares       Amount       Capital      Development  Stage
Balance  at  Beginning  of  Development
  Stage  -  December  28,  1988                  -    $         -            -               -
Shares  issued  for  organizational
  costs                                    180,000             18          982               -
Net  Loss  December  31,  1988-1996              -              -            -          (1,000)
Balance,  December  31,  1996              180,000             18          982          (1,000)
April  8,  1997-Issued  at  $1.00
  per  share                               100,000             10       99,990               -
Net  Loss  December  31,  1997

Balance,  December  31,  1997              280,000             28      100,972         (88,886)
May  22,  1998-issued  at  $1.00
  per  share                                 2,900              1        2,899               -
July  1,  1998-issued  at  $.10
  per  share                                84,000              8        8,392               -
Shares  issued  for  cash  and
  services  at  @  1.0  per  share       1,600,000            160    1,599,840               -
Net  Loss  December  31,  1998                   -              -            -      (1,598,258)

Balance,  December  31,  1998            1,966,900            197    1,712,103      (1,687,144)
February  1999  reorganization           2,025,000            202       33,084               -
Stock  issued  for  professional
  services  rendered                        36,032              4       54,048             (52)
Stock  issued  for  subscription
  stock                                     56,014              6      311,994               -
Stock  issued  for  professional
  services  rendered                       100,000             10      312,490               -
Net  Loss  December  31,  1999                   -              -            -        (721,894)

Balance as of December 31, 1999          4,183,946    $       419    2,423,719      (2,409,090)

Stock  issued  for  professional
  services                                      32              -            -               -
Stock  issued  for  financial
  services  rendered                         5,000              1        9,999               -
Stock  issued  for  professional
  services  rendered                        71,000              7      143,493               -
Stock  issued  for  consultant
  services  rendered                        10,873              1       21,744               -
Stock  issued  for  professional
  services  rendered                        10,000              1       19,999               -
Stock  issued  for  consultant
  services  rendered                        10,850              1       21,699               -

                                   (Continued)

                 Consolidated Statement of Stockholder's Equity
                For the Period From Inception (December 28, 1988)
                          To March 31, 2001 (continued)

                                                                                       Accumulated
                                            Common       Stock        Paid  In    Deficit  During  The
                                            Shares       Amount       Capital      Development  Stage


Stock  issued  for  cash                    10,000    $        1   $       19,999     $           -
Interest on note                                 -             -           10,621                 -
Other  stock  subscription-1998                  -             -           (2,871)                -
Net  loss  December  31,  2000                   -             -                -          (465,198)
Balance  as  of  December  31,  2000     4,301,669    $      431   $    2,668,350     $  (2,874,236)

Stock issued for professional services     524,835            52           52,432                 -
Stock issued for consulting services       300,000            30           29,970                 -
Stock issued in payment of notes payable   634,780            63           63,415                 -
Stock  issued  for  management  fees       565,000            57           56,443                 -
Stock  issues  for  other  services         16,778             2            1,676                 -
Receipt  of  additional  paid-in capital         -             -          100,000                 -
Stock issues for consulting services     1,600,000           160          799,840                 -
Stock issued for FCOM business purchase  2,500,000           250          764,415                 -
Net  loss,  March  31,  2001          $          -             -                -          (882,038)

Balances,  March  31,  2001            $10,443,062   $     1,045   $    4,536,541     $  (3,756,274)


See  notes  to  consolidated  financial  statements.

                      Consolidated Statement of Cash Flows

                                                                       Period
                                         Three  Month             From  Inception
                                         Periods  Ended         (December  28,1988)
                                            March  31,             to  March  31,
                                      2001            2000              2001
-----------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  loss                         $(882,038)   $   (90,019)     $(3,756,274)
  Depreciation  and  amortization  -
    web  site  cost                     4,413          4,338           39,119
  Shares  issued for services         940,662                       3,085,107
  (Increase) in accounts receivable      (180)             -             (180)
  Interest  forgiven  on note               -              -           10,621
  Increase  (decrease)  in  accounts
    payable                           (49,637)       (14,981)           2,050
  Increase  (decrease)  in  accrued
    expenses                          (36,638)        (8,281)          19,156

Net  cash  provided  (used)  by
  operating  activities               (23,418)      (108,943)        (600,401)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Investment  in  FCOM                (22,484)             -          (22,484)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Payment  of  cash overdraft            (301)             -                -
  Proceeds  from note payable               -              -           96,253
  Receipt  of  additional
    paid  in  capital                 100,000              -          100,000
  Issuances  of  common stock               -              -          342,929
  Decrease subscription receivable          -        105,000          137,500

Net  cash  provided  by  financing
  activities                           99,699        105,000          676,381

Net  increase  (decrease)  in cash     53,797         (3,943)          53,797

Cash,  beginning  of  period            2,162          9,705            2,162

Cash,  end  of  period              $  55,959     $    5,762       $   55,959

See  notes  to  consolidated  financial  statements.

                   Notes to Consolidated Financial Statements

                                 March 31, 2001


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

Going  Concern  Matters
The company has incurred losses totaling $3,756,274 in the development stage from inception (December 28, 1988) through March 31, 2001. The Company's website became operational in 1998. However, no significant revenues have been generated.

It is management's plan to raise additional capital and to promote its website to profitable status.

Interim  Financial  Statement  Presentation
The interim financial information as of March 31, 2001 and 2000 and for the three month periods then ended, and for the period December 28, 1998 (inception) to March 31, 2001 is unaudited but includes all adjustments that MarketCentral.net Corp. management considers necessary for a fair presentation of its consolidated financial position at that date and its consolidated results of operations and cash flows for those periods. Operating results for the three months ended January 31, 2001 are not necessarily indicative of results that may be expected for any future periods.

Basis  of  Consolidation
The consolidated financial statements include the accounts of MarketCentral.net. Corp., (formerly All American Consultant Aircraft, Inc.) and its wholly owned subsidiaries, MarketCentral.Net Corp. and FCOM, Inc. All intercompany transactions and balances have been eliminated.

Summary  of  Significant  Accounting  Policies
Software development costs on the balance sheet represent capitalized costs of design, configuration, installation and testing of the Company's website up to its initial implementation. The asset is being amortized to expense over its estimated useful life of 5 years using the straight-line method.

                   Notes to Consolidated Financial Statements

                                 March 31, 2001



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

                   Notes to Consolidated Financial Statements

                                 March 31, 2001



NOTE  3     TRANSACTIONS  WITH  RELATED  PARTIES

Subscription  Receivable
Meridian Mercantile, Inc. ("Meridian"), an affiliate of the Company, subscribed for the purchase of 56,014 shares of common stock in consideration of the sum of $312,000 payable on or before two years from February 5, 1999, with minimum payment of $13,000 per month over 24 consecutive months. The balance of this subscription as of March 31, 2001 and March 31, 2000 is $0 and $35,371, respectively.

Notes  Payable  -  Stockholders
Notes payable to stockholders consisted of the following at March 31, 2001 and 2000:
                                       2001            2000
Demand  loan  at  7%                $  20,753         18,731
Demand  loan  at  no  interest      $  25,000              -
Demand  loans  at  prime  plus  1%     65,500         65,500
Convertible  note  at  10%,
due  July  11,  2001                  325,000              -
-------------------------------------------------------------
                                   $  436,253         84,231

The Company issued 634,780 shares valued at $.10 in satisfaction of $63,478 loans payable to stockholders.

MANAGEMENT  CONSULTANT  FEE
The Company utilized a portion of the business, facilities, computers, telephone and office supplies of New Horizons Asset Management Corp. ("New Horizons"), 300 Mercer Street, Suite 26-J, New York, New York 10003, and retains New Horizons as a management consultant. The President and beneficial owner of New Horizons is also the President of MarketCentral.Net Corp. MarketCentral.net Corp. has agreed to pay New Horizons Inc. $9,000.00 per month. MarketCentral.net Corp. has also agreed to remit to New Horizons an additional payment of $25,000 upon its receipt of funds in an equity or debt financing transaction. The agreement was terminated upon issuance of 565,000 shares valued at $0.10.

The Company issued a total of 1,900,000 shares for consulting services during the quarter ended March 31, 2001. 1,600,000 of such shares were valued at $.50 per share representing $800,000 in services. 300,000 shares were valued at $.10 per share representing $30,000 in services.

                   Notes to Consolidated Financial Statements

                                 March 31, 2001



NOTE  4.     STOCK  OPTIONS
In February 1999, the Company granted stock options to certain non-employee key directors, advisors and consultants to acquire up to a total of 400,000 shares of common stock at an exercise price of $5.00 per share and exercisable for a period of five years from the date of grant. Additional options to purchase 160,000 shares of restricted common stock for certain consultant services were granted at an exercise price of $5.00 per share for the 1st 40,000 shares; $7.50 per share for the 2nd 40,000 shares; $10.00 per share for the 3rd 40,000 shares; $12.50 per share for the last 40,000 shares.


NOTE  5.     CAPITAL  STOCK
Each  share  of  common  stock  is  entitled  to  one  vote.


NOTE  6.     FINANCIAL  INSTRUMENTS
Current assets and liabilities are reported at their face amount which, because of their short-term nature, approximates fair value.


NOTE  7.     ACQUISITION  OF  FCOM,  INC.
On March 21, 2001, the Company acquired all of the outstanding shares of FCOM, Inc. This business combination was accounted for as a purchase. The Company issued 2,500,000 of its common shares in consideration of this acquisition. The Company's shares issued were valued at $764,665 representing an average price of the Company's publicly traded shares for a number of days before and after the purchase, discounted by 37.5% for unregistered shares issued. The Company also incurred direct costs of $22,484 in connection with the transaction, resulting in a total cost of $787,149. The net assets of FCOM,Inc., primarily short-term assets and liabilities, were valued at $(164,437) resulting in an allocation of $951,586 to goodwill. The Company plans to amortize that asset over 15 years or sooner, based on periodic evaluation of the benefits to be received. FCOM, Inc. is a development stage company that is developing products in the field of Internet security and privacy.

Common shares of the Company that were held by FCOM, Inc. at the time of the combination, having a basis of $325,000, have been accounted for as treasury stock in the accompanying balance sheet.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS


(A)     PLAN OF OPERATION.   The plan of operation that we discussed in our Form
10-KSB filed on April 2, 2001, has been substantially changed. Our plan of operation for the next 12 months follows.

The business plan of the Company involves certain Application Service Provider disciplines, a patent protected IP application delivery method, a patent protected Internet advertising methodology, and the supply of IP connectivity and Value Added Administrative services distributed to the wholesale Internet markets in North America and certain countries in Europe.

1. CASH REQUIREMENTS. As previously disclosed we recently acquired FCOM, Inc. To satisfy our cash requirements for the next 12 months of operations, we will be required to obtain additional cash through equity offerings of our securities or by borrowing funds from outside lenders or our shareholders. We estimate that we will need approximately $500,000 of capital to execute our business and revenue model and reach breakeven within five months after the execution of the model. At breakeven, the customer base is projected to be 100,000 subscribers. If we are not successful in obtaining these funds, then we may not be successful in carrying out our business plans.

2.     PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

3. PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. We do not anticipate any significant purchases or sales of plant or equipment during the next twelve months. There may be some reallocation of the use of our existing leased facilities and equipment.

4. SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES. As a result of the acquisition of FCOM, Inc. we currently have 3 employees, however we draw upon numerous business and technology consulting groups as well as outsourcing many services that support the execution of the business model.

This foundation of capital and personnel will allow us to initiate marketing to ISP's, Affinity groups, and Dotcoms enabling customers to receive proprietary bundled software services and applications, highly granulated advertising content in latent PC configurations, and superior reliability, integrity and more sophisticated application layers from the ISP. We are confident that this model is the foundation of profitable wholesale relationships. Additionally, the Company and its reseller and distribution network will profit from the monetization of the incumbent traffic and the growth of revenue through audience interaction and participation.




(B)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The following discussion and analysis of financial condition and results operations should be read in conjunction with the Company's accompanying unaudited consolidated financial statements and notes included herein and the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Company has begun the process of recapitalization to execute its business plan.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are accordingly subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to various important factors, including (but not limited to): consumer spending and debt levels; interest rates; seasonal variations in consumer purchasing activities; competitive pressures on sales; pricing and gross profit margins; the level of distribution for the Company's program and fees associated therewith; the success of the Company's e-commerce model; the ability of the Company to continue to obtain adequate financing at competitive rates; the success of the Company's strategic alliances and business relationships; the ability of the Company to manage its operating expenses successfully; changes in governmental or regulatory requirements; litigation or governmental proceedings affecting the Company's operations; and the ability of the Company to obtain and retain key executives and employees. Investors are cautioned that all forward-looking statements involve risk and uncertainty and the Company is under no obligation (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

1.     SELECTED  CONDENSED  CONSOLIDATED  FINANCIAL  DATA

                                 For  the  Three  Months  Ended
                                         March  31st  ,
                                       2001         2000
------------------------------------------------------------
OPERATING  EXPENSES
Depreciation  and  Amortization         0.49%         4.62%
General  and  Administrative            1.56%         6.27%
Promotion  and  Advertising             0.00%        25.87%
Professional  Fees                     94.51%        21.07%
Web  Site  Maintenance                  0.38%        13.42%
Management  Fees                        3.06%        28.67%
Total  Operating  Expenses            100.00%       100.00%
OPERATING  INCOME  (LOSS)                  0             0

RESULTS  OF  OPERATION

a.     REVENUE.

Revenue for MarketCentral.net Corp for the three months ended March 31, 2001 is a residual carryover from prior operations and is not comparable with the revenue for the three months ended March 31, 2000. And, is inconsequential to the new focus and direction of the Company because of the recapitalization and the redefinition of the product lines and revenue streams of the Company.
MarketCentral.net Corps purchased FCOM, INC. to bring an operation base and a highly revised and refocused revenue streams to the Company. Management anticipates that the redeveloped revenue stream will flow by 3rd Qtr 2001.

b.     OPERATING  EXPENSES

Because of the restructuring of the Company and its product lines management does not feel that a comparison of revenue and expenses, for this reporting period, would provide valuable information. Therefore, the following analysis is based on a comparison of total expenses for the three months ended March 31, 2001 compared with the three months ended March 31, 2000, and the comparison of line item expenses to total expenses for those periods. The Company's total operating expenses for the three months ended March 31, 2001 were $883,580 versus $93,893 for the three months ended March 31, 2000. A significant amount of this increase is due to the increase in Professional fees from $19,779 (21.07% of total expense) for the first quarter 2000 to $835,100 (94.51% of total expenses) for the first quarter 2001. The increase in Professional Fees of $815,321 were expended to focus on bringing the appropriate talent and skills to the Company to put in place the technological and telecommunications infrastructure to launch The Company's new business and revenue model. For the three months ended March 31, 2001 The Company's general and administrative expenses were $13,809 (1.56% of total expenses) compared with $5,886 (6.27% of total expenses) for the three months ended March 31, 2000. The increase of $7,923 in G & A spending was due to the integration of FCOM, INC. into The Company's operation. The Company's Sales and Marketing expenses decreased from $24,289 (25.87% of total expenses) to $0.00 respectively, from the first quarter of 2000 to the first quarter of 2001. Amortization of the Web Site was the same for both periods, $4,338 (0.49% of total expenses for the first quarter 2001 versus 4.62% of total expenses for the first quarter of 2000). Web Site Maintenance decreased from $12,600 (13.42% of total expenses) for the first quarter of 2000 to $3,333 (0.38% of total expenses) for the first quarter of 2001. This decrease for this period was due to the change of emphasis of the Company. Management Fees were the same for both periods, $27,000 (3.06% of total expenses for the first quarter 2001 and 28.76% of total expense for the first quarter of 2000).

c.     NET  INCOME  (LOSS)

The  Company's   net  loss  for  the  first  quarter  of 2001 was $882,038.00 as compared to a net loss of $90,019.00 for the first quarter of 2000. Once again, $835,000 of the loss was the focus on bringing the appropriate talent to focus on acquiring the technological, and telecommunications skills to launch The Company's new business and revenue model. $27,000 of the loss was a management fee and $4,338 was for website amortization. The $882,038 loss for the first quarter compares with $90,019 for the first quarter of 2000. The Company's basic loss per share for the first quarter of 2001 was ($0.14) as compared to a basic loss per share of ($.02) for the first quarter of 2000.

3.     FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2001 the Company had cash and cash equivalents of $55,959 compared to $2,162 at December 31, 2000, an increase of $53,797. Total assets increased from $52,058 at December 31, 2000 to $1,111,065 at March 31, 2001, an increase of $1,059,007. A major portion of that increase was the $951,586 of Goodwill that was the result of the purchase of FCOM, INC.

For the three-month period ended March 31, 2001 the net cash used in operating activities was ($23,418) as compared to ($108,943) in the first quarter of last year. The Company's net cash used in investing activities was ($22,484) as compared to $0 respectively in this quarter and the comparable quarter last year. The net cash that was provided by financing activities decreased from the first quarter of last year in which we used $105,000 as compared to $99,699 this quarter.



     PART  II.  OTHER  INFORMATIONII.  OTHER  INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS ON FORM 8-K6. EXHIBITS AND REPORTS ON FORM 8-K.

None.

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  June  5,  2001

                                MarketCentral.net  Corp


                                           by



                    /s/Paul Taylor, CEO          /s/Michael  Hudson,  CFO
                       Paul Taylor, CEO             Michael  Hudson,  CFO

