Form 10QSB/A
period 2001-03-31
MARKETCENTRAL NET CORP
filed 2001-06-11
CIK 1068170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB-A

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

6401  South  Boston  Street,  Villa  Q-205,  Englewood,  CO                80111
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (720)  489-1315


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

                           Consolidated Balance Sheets

           March 31, 2001 (Unaudited) and December 31, 2000 (Audited)


                                     ASSETS


                                               March  31,     December  31,
                                                  2001            2000
CURRENT  ASSETS
  Cash                                        $   55,959            0
  Accounts  receivable                            39,104            0
  Security  deposit                                4,425            0
  Subscriptions  receivable                            0            0

OTHER  ASSETS
  Goodwill                                      951,586             0
  Fixed  assets,  net  of  accumulated
  depreciation  of  $1,269  and  $0              12,271             0
  Software  development  costs,
  net  of  accumulated  amortization
    of  $39,045  and  $34,706                    47,720        52,058

TOTAL  ASSETS                                $1,111,065    $   52,058


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Accounts  payable                          $  205,604    $   51,687
  Cash  Overdraft                                     0           301
  Accrued  expenses  payable                     12,896        55,794
  Notes  payable  -  stockholders               436,253       149,731

  Total  current  liabilities                   654,753       257,513

STOCKHOLDERS'  EQUITY
  Common  stock,  $0.0001  par  value;
  100,000,000  shares  authorized;
  10,443,062  and  4,301,669  issued  and
  outstanding in 2001 and 2000, respectively      1,045           431
  Paid  in  capital                           4,536,541     2,668,350
  Deficit  accumulated  during  the
    development  stage                       (3,756,274)   (2,874,236)
  Treasury  stock                              (325,000)            0

  Total  stockholders'  equity                  456,312      (205,455)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $1,111,065    $   52,058


See  notes  to  consolidated  financial  statements.

                      Consolidated Statements of Operations


                                                          Period
                               Three  Month          From  Inception
                              Periods  Ended       (December  28,1988)
                                 March  31,             to  March  31,
                            2001            2000           2001
                         (Unaudited)     (Unaudited)
-----------------------------------------------------------------------
Revenue:                    $    1,542      $    3,874    $   27,544

Operating  expense:
  General  and  administration
    expense                    883,580          93,893     3,783,818

Net  loss                  $  (882,038)     $  (90,019)  $(3,756,274)

Net  loss  per  share      $     (0.14)          (0.02)

Weighted  average  shares  outstanding:
     Basic                   6,114,588       4,183,946


See  notes  to  consolidated  financial  statements.

                 Consolidated Statement of Stockholder's Equity
                For the Period From Inception (December 28, 1988)
                          To March 31, 2001 (Unaudited)

                                                                                   Accumulated
                                         Common        Stock       Paid  In    Deficit  During  The
                                         Shares        Amount      Capital       Development Stage
Balance  at  Beginning  of  Development
  Stage  -  December  28,  1988                  0    $       0            0               0
Shares  issued  for  organizational
  costs                                    180,000           18          982               0
Net  Loss  December  31,  1988-1996              0            0            0          (1,000)
Balances,  December  31,  1996             180,000           18          982          (1,000)
April  8,  1997-Issued  at  $1.00
  per  share                               100,000           10       99,990               0
Net  Loss  December  31,  1997

Balances,  December  31,  1997             280,000           28      100,972         (88,886)
May  22,  1998-issued  at  $1.00
  per  share                                 2,900            1        2,899               0
July  1,  1998-issued  at  $.10
  per  share                                84,000            8        8,392               0
Shares  issued  for  cash  and
  services  at  @  1.0  per  share       1,600,000          160    1,599,840               0
Net  Loss  December  31,  1998                   0            0            0      (1,598,258)

Balances,  December  31,  1998           1,966,900          197    1,712,103      (1,687,144)
February  1999  reorganization           2,025,000          202       33,084               0
Stock  issued  for  professional
  services  rendered                        36,032            4       54,048             (52)
Stock  issued  for  subscription
  stock                                     56,014            6      311,994               0
Stock  issued  for  professional
  services rendered                        100,000           10      312,490               0
Net  Loss  December  31,  1999                   0            0            0        (721,894)

Balances,  December  31,  1999           4,183,946         $419    2,423,719      (2,409,090)

Stock  issued  for  professional
  services                                      32            0            0               0
Stock  issued  for  financial
  services  rendered                         5,000            1        9,999               0
Stock  issued  for  professional
  services  rendered                        71,000            7      143,493               0
Stock  issued  for  consultant
  services  rendered                        10,873            1       21,744               0
Stock  issued  for  professional
  services  rendered                        10,000            1       19,999               0
Stock  issued  for  consultant
  services  rendered                        10,850            1       21,699               0

                                   (Continued)

                 Consolidated Statement of Stockholder's Equity
                For the Period From Inception (December 28, 1988)
                    To March 31, 2001 (Unaudited)-(continued)

                                                                          Accumulated
                                    Common     Stock      Paid  In    Deficit  During  The
                                    Shares     Amount     Capital      Development  Stage
Stock  issued  for  cash             10,000    $     1   $     19,999     $       0
Interest on note                          0          0         10,621             0
Other  stock  subscription-1998           0          0         (2,871)            0
Net loss December 31, 2000                0          0              0      (465,198)
Balances,  December  31,  2000    4,301,669    $   431   $  2,668,350   $(2,874,236)

Stock issued for
professional services               524,835         52         52,432             0
Stock  issued  for
consulting  services                300,000         30         29,970             0
Stock  issued  in  payment
of  notes payable                   634,780         63         63,415             0
Stock issued for management fees    565,000         57         56,443             0
Stock issues for other services      16,778          2          1,676             0
Receipt of additional paid-in capital     0          0        100,000             0
Stock issues for
consulting services               1,600,000        160        799,840             0
Stock  issued  for
FCOM  business  purchase          2,500,000        250        764,415             0
Net  loss,  March  31,  2001   $          0          0              0      (882,038)

Balances,  March  31,  2001    $ 10,443,062  $   1,045   $  4,536,541 $  (3,756,274)


See  notes  to  consolidated  financial  statements.

                      Consolidated Statement of Cash Flows

                                           Period
                                          Three  Month              From  Inception
                                         Periods  Ended           (December  28,1988)
                                            March  31,               to  March  31,
                                      2001              2000               2001
                                  (Unaudited)        (Unaudited)        (Unaudited)
------------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  loss                      $    (882,038)   $    (90,019)     $  (3,756,274)
  Depreciation  and  amortization  -
    web  site  cost                      4,413           4,338             39,119
  Shares  issued  for  services        940,662                       3,085,107
  (Increase) in accounts receivable       (180)                     (180)
  Interest  forgiven  on  note               0               0             10,621
  Increase  (decrease)  in  accounts
    payable                            (49,637)        (14,981)             2,050
  Increase  (decrease)  in  accrued
    expenses                           (36,638)         (8,281)            19,156

Net  cash  provided  (used)  by
  operating  activities                (23,418)       (108,943)          (600,401)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Investment  in  FCOM                 (22,484)              0            (22,484)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Payment  of  cash  overdraft            (301)              0                  0
  Proceeds  from  note  payable              0               0             96,253
  Receipt of additional
  paid in capital                      100,000               0            100,000
  Issuances  of  common  stock               0               0            342,929
  Decrease  subscription  receivable         0         105,000            137,500

Net  cash  provided  by  financing
  activities                            99,699         105,000            676,381

Net  increase  (decrease)  in  cash     53,797          (3,943)            53,797

Cash,  beginning  of  period             2,162           9,705              2,162

Cash,  end  of  period               $  55,959     $     5,762       $     55,959


Non  -  cash  Transactions:
Common  stock  issued  in  connection
  with  services                    $  940,662     $         0       $  3,085,107


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

Notes  Payable  -  Stockholders
Notes payable to stockholders consisted of the following at March 31, 2001 and 2000:
                                            2001            2000
---------------------------------------------------------------------
     Demand  loan  at  7%                $  20,753         18,731
     Demand  loan  at  no  interest      $  25,000              0
     Demand  loans  at  prime  plus  1%     65,500         65,500
     Convertible  note  at  10%,
       due  July  11,  2001                325,000              0
                                        $  436,253         84,231

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

1.     SELECTED  CONDENSED  CONSOLIDATED  FINANCIAL  DATA

                                  For  the  Three  Months  Ended
                                           March  31st  ,
                                        2001           2000
-------------------------------------------------------------
OPERATING  EXPENSES
Depreciation  and  Amortization         0.49%          4.62%
General  and  Administrative            1.56%          6.27%
Promotion  and  Advertising             0.00%         25.87%
Professional  Fees                     94.51%         21.07%
Web  Site  Maintenance                  0.38%         13.42%
Management  Fees                        3.06%         28.67%
Total  Operating  Expenses            100.00%        100.00%
OPERATING  INCOME  (LOSS)                  0              0

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


ITEM  6.  EXHIBITS  AND  REPORTS ON FORM 8-K. EXHIBITS AND REPORTS ON FORM 8-K.

None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  June  7,  2001

                                  MarketCentral.net  Corp

                                            by

            /s/Paul Taylor                /s/Michael  Hudson
               Paul Taylor, CEO              Michael  Hudson,  CFO

