Form 10QSB
period 2001-06-30
MARKETCENTRAL NET CORP
filed 2001-08-30
CIK 1068170

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

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock As of June 30, 2001, 11,259,356 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and six months ended June 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)

                           Consolidated Balance Sheets

                          As of June 30, 2001 and 2000
                                   (Unaudited)


                                     ASSETS
                                     ------


                                         June  30,     June  30,
                                           2001         2000
--------------------------------------------------------------------------------

CURRENT  ASSETS
  Cash                                     $      142              $    1,464
  Accounts  receivable                         40,742                     626
  Other  current  assets                        4,675                       -
                                      -----------------------------------------
  Total  current  assets                       45,559                   2,090
                                      -----------------------------------------
OTHER  ASSETS
  Fixed  assets,  net  of  accumulated
    depreciation  of  $45,329  and  $26,029    54,975                  60,735
                                      -----------------------------------------
TOTAL  ASSETS                              $  100,534              $   62,825
                                      =========================================


     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     ---------------------------------------

CURRENT  LIABILITIES
  Accounts  payable                        $  369,634              $   70,549
  Accrued  expenses  payable                   22,624                  18,727
  Notes  payable  -  stockholders             436,253                  84,231
  Other  current  liabilities                       -                  19,629
                                      -----------------------------------------
  Total  current  liabilities                 828,511                 193,136
                                      -----------------------------------------

STOCKHOLDERS'  EQUITY
  Common  stock,  $0.0001  par  value;
  100,000,000  shares  authorized;
  11,693,062  and  4,270,819  issued  and
  outstanding  in  2001  and  2000,
  respectively                                  1,170                     428
  Paid  in  capital                         4,623,166               2,598,955
  Deficit  accumulated  during  the
    development  stage                     (5,027,313)             (2,729,694)
  Treasury  stock                            (325,000)                      -
                                      -----------------------------------------
  Stockholders'  equity                      (727,977)               (130,311)
                                      -----------------------------------------
TOTAL  LIABILITIES  AND
STOCKHOLDERS'  EQUITY                      $  100,534              $   62,825
                                      =========================================


                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Operations
                       For Six Months Ended June 30, 2000
              For The Period From Inception (December 28, 1988) to
                                to June 30, 2001
                                   (Unaudited)



                                                                                                                 For  the  Period
                                                     Six  Month                         Three Month              From  Inception
                                                     Period Ended                       Period Ended          (December  28,  1988)
                                                       June  30,                           June  30,               to  June  30,
                                                 2001               2000             2001              2000             2001
------------------------------------------------------------------------------------------------------------------------------
Revenue:                                        $     4,196      $    8,416      $     2,654       $    4,541      $    30,198
Operating  expense:
  General  and  administration
  expense                                          1,205,687        329,020          322,107           235,126       4,105,925
  Goodwill  writeoff                                 951,586              -          951,586                 -         951,586
                                                   2,157,273        329,020        1,273,693           235,126       5,057,511
                                        --------------------------------------------------------------------------------------
Net  loss                                         $(2,153,077)  $  (320,604)     $(1,271,039)       $  (230,585)   $(5,027,313)
                                         =====================================================================================
Net  loss  per  share                                   (0.20)        (0.08)           (0.22)             (0.05)
                                         =======================================================================
Weight  average  shares
  outstanding                                      10,755,493     4,270,819        5,790,795          4,234,588
                                         =======================================================================

                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statement of Cash Flows

                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                          From  Inception
                                               Six Months              Six Months        December 28, 1988
                                                  Ended                   Ended                  to
                                              June  30,  2001         June 30, 2000        June 30, 2001
-----------------------------------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  loss                                       $(2,153,077)             $(320,604)         $(5,027,313)
  Depreciation  and  amortization                     961,013                  8,676              995,719
  Shares  issued  for  services  and
    payables                                        1,027,412                175,236            3,171,857
  Interest  forgiven  on  note                              -                      -               10,621
  (Increase)  decrease  in  accounts
    receivable                                         (1,816)                     -               (1,816)
  (Decrease)  increase  in  accounts
    payable                                           114,393                (33,189)             166,080
  (Decrease)  increase  in  accrued
    expenses                                          (26,910)                 1,630               28,883
  (Increase)  in  other assets                           (250)                     -                 (250)
                                              ------------------------------------------------------------
Net  cash  provided  (used)  by
  operating activities                                (79,235)              (168,251)            (656,219)
                                              ------------------------------------------------------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Investment in Fcom                                  (22,484)                     -              (22,484)
                                              ------------------------------------------------------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Proceeds  of  cash  overdraft                          (301)                     -                    -
  Proceeds  from  notes  payable                            -                      -               96,253
  Decrease  in  subscription  receivable                    -                160,000              137,500
  Issuances  of  common  stock                              -                     10              342,930
  Increase  in  additional  paid  in
    capital                                           100,000                      -              100,000
                                              ------------------------------------------------------------
Net  cash  provided  by  financing
  activities                                           99,699                160,010              676,683
                                              ------------------------------------------------------------
Net  increase  (decrease)  in  cash                    (2,020)                (8,241)              (2,020)
Cash,  beginning  of  period                            2,162                  9,705                2,162
                                              ------------------------------------------------------------
Cash,  end  of  period                            $       142              $   1,464              $   142

                                        4


                             MarketCentral.net Corp.
                                 and Subsidiary
                          (A DEVELOPMENT STAGE COMPANY)
                 Consolidated Statement of Stockholder's Equity
                For the Period From Inception (December 28, 1988)
                                To  June 30, 2001

                                                                       Deficit
                                                                     Accumulated
                                      Common   Stock    Paid In       During The
                                      Shares   Amount   Capital    Development Stage
-------------------------------------------------------------------------------------------------
Balance at Beginning of Development
Stage-December 28, 1988                           -    $          -            -              -
Shares issued for organizational costs      180,000              18          982              -
Net  Loss  December  31,  1988-1996               -               -            -         (1,000)
                                       ----------------------------------------------------------

Balance,  December  31,  1996               180,000              18          982         (1,000)
April  8, 1997-Issued at $1.00 per share    100,000              10       99,990              -
Net  Loss  December  31,  1997                    -               -            -        (87,886)
                                       ---------------------------------------------------------
Balance,  December  31,  1997               280,000              28      100,972        (88,886)
May  22, 1998-issued at $1.00 per share       2,900               1        2,899              -
July  1,  1998-issued  at $.10 per share     84,000               8        8,392              -
Shares  issued  for  cash  and
  services  at  @  1.0  per  share        1,600,000             160    1,599,840              -
Net  Loss  December  31,  1998                    -               -            -     (1,598,258)
                                       ---------------------------------------------------------

Balance,  December  31,  1998             1,966,900             197    1,712,103     (1,687,144)
February  1999  reorganization            2,025,000             202       33,084              -
Stock  issued  for  professional
  services  rendered                         36,032               4       54,048            (52)
Stock  issued  for  subscription
  stock  (to  be  issued)                    56,014               6      311,994              -
Stock  issued  for  professional
  services  rendered                        100,000              10      312,490              -
Net  Loss  December  31,  1999                    -               -            -       (721,894)
                                       ---------------------------------------------------------

Balance  as  of  December  31,  1999      4,183,946            $419    2,423,719     (2,409,090)
Stock  issued  for  Professional
  services  rendered                             32               -            -              -
Stock  issued  for  Financial
  Services  rendered                          5,000               1        9,999              -
Stock  issued  for  Professional
  Services  rendered                         71,000               7      143,493              -
Stock  issued  for  Consultant
  Services  rendered                         10,873               1       21,744              -
Stock  issued  for  Professional
  Services  rendered                         10,000               1       19,999              -
Stock  issued  for  Consultant
  Services  rendered                         10,850               1       21,699              -
Stock  issued  for  cash                     10,000               1       19,999              -
Interest  on  note                                -               -       10,621              -
Other  stock  subscription  -  1998               -               -       (2,871)             -
Net  Loss  December  31,  2000                    -               -            -       (465,198)
                                        --------------------------------------------------------
Balance  as  of  December  31,  2000      4,301,669            $431    2,668,350    $(2,874,236)
Stock  issued  for professional services    524,835              52       52,432              -
Stock  issued  for  Consulting Services     300,000              30       29,970              -
Stock issued in payment of notes payable    634,780              63       63,415              -
Stock  issued  for  management  fees        565,000              57       56,443              -
Stock  issued  for  other  services          16,778               2        1,676              -
Receipt  of  additional  paid-in  capital         -               -      100,000              -
Stock  issued  for  Consulting Services     600,000             160      799,840              -
Stock  issued  for  FCOM
 business  purchase                       2,500,000             250      764,415              -
Net  Loss,  March 31, 2001                        -               -            -       (882,038)

                         MarketCentral.net  Corp.
                             and  Subsidiary
                    (A  DEVELOPMENT  STAGE  COMPANY)
           Consolidated  Statement  of  Stockholder's  Equity
        For  the  Period  from  Inception  (December  28,  1988)
                           To  June  30,  2001

                                                                       Deficit
                                                                     Accumulated
                                      Common   Stock    Paid In       During The
                                      Shares   Amount   Capital    Development Stage
-------------------------------------------------------------------------------------------------

Balances,  March  31,  2001               $10,443,062           $1,045    $4,536,541 $(3,756,274)
                                    ==============================================================
Stock  issued  for  Consulting Services     1,250,000              125        86,625           -
Net  Loss,  June  30,2001                           -                -             -  (1,271,039)
                                    --------------------------------------------------------------
Balance,  June  30, 2001                  $11,693,062           $1,170    $4,623,166  $5,027,313
                                    ==============================================================

                             MarketCentral.net Corp.
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                  June 30, 2001



1.  BASIS  OF  PRESENTATION
---------------------------

     The unaudited condensed consolidated financial statements of MarketCentral.net Corp. and Subsidiary (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at June 30, 2001 and the results of its operations and cash flows for the periods ended June 30, 2001 and June 30, 2000. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the fiscal year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2001.

     The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.


2.  ACQUISITION  AND  GOODWILL
------------------------------

     On March 21, 2001, the Company issued 2,500,000 common shares to acquire all of the outstanding shares of FCOM, Inc. (FCOM). FCOM is a development stage company that is developing products in the field of Internet security and privacy. The acquisition, which was accounted for as a purchase, resulted in an excess of the purchase price over the fair value of the net assets acquired of $951,586 which was recorded as goodwill on the consolidated balance sheets. The carrying value of goodwill was reviewed in accordance with the provisions of FAS 121 "Accounting For The Impairment of Long-lived Assets". The review indicated that the carrying value of goodwill was not recoverable and accordingly the goodwill was expensed to operations. The activities of FCOM are included in the consolidated operations for periods.

                             MarketCentral.Net Corp.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                                  June 30, 2001


3.  RECENT  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141 Business Combinations and Statement No. 142 Goodwill and Other Intangible Assets. These statements are effective July 1, 2001 for business combinations completed on or after that date. These statements become effective for the Company on January 1, 2002 with respect to business combinations completed on or before June 30, 2001. Management cannot currently assess what effect the future adoption of these pronouncements will have on the Company's financial statements.
              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our plan of operation for the next 12 months follows:

     The Company is a development stage provider (an "Enabler") of digital products and services that enable publishers, advertisers, direct marketers and merchants to market to online consumers. The Company offers a revenue share to Customers that carry the Company's infrastructure, and offer it to their Subscribers. We re-sell a range of connectivity arrangements to ISP's in the form of Virtual ISP services, dial tone, billing, call centers and end to end administration systems. Through strategic alliances, we offer a range of advertising and promotional media, technology and data services to advertising customers, which enables them to address all facets of the digital marketing process, from pre-campaign, to execution, measurement and campaign refinements. Combining media, data and technological expertise, our products and services enable optimization of next generation rich media advertising and marketing campaigns on the Internet.

     1. CASH REQUIREMENTS. As previously disclosed we recently acquired FCOM, Inc. To satisfy our cash requirements for the next 12 months of operations, we will be obtaining additional cash through debt or equity offerings of our securities from outside investor groups. We estimate that we will require approximately $1,500,000 - $2,500,000 of capital to fully execute the business model as well as make certain strategic acquisitions. There is no assurance that capital sources can be found.

     2.     PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

     3. PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. We do not anticipate any significant purchases or sales of plant or equipment during the next twelve months. There may be some reallocation of the use of our existing leased facilities and equipment.

     4. SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES. As a result of the acquisition of FCOM, Inc. the Company has 2 full time employees. We intend to hire two additional employees immediately to begin promoting certain services to specific ISP's in the US. We continue to draw upon numerous business and technology consulting relationships as well as outsourcing many services that support the execution of the business model. The foundation of capital and personnel has allowed us to beta test to specific ISP's, enabling delivery of proprietary bundled services and applications, advertising content, and a more profitable and predicable revenue steam. We continue to seek market share in the form of investments and/or acquisitions of Rich Media Internet Advertising delivery components or systems. We continue to align ourselves with Internet advertising agencies, high-end creative web authoring companies, and email marketing and promotion companies. We are confident that this model is the foundation of Enhanced ISP services.

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

1.     RESULTS  OF  OPERATION

     A. RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30 2001 COMPARED TO THE SAME PERIOD IN 2000.

     The Company continued re-direction of its business model during the quarter ended June 30, 2001, thus no revenues were achieved. The Company incurred operating expenses for the three-month period ending June 30, 2001 of $322,107 in 2001 compared to $235,126 in the same period in 2000. In addition, the Goodwill in the amount of $951,586 was written off in accordance with FAS 121. The Company recorded a net operating loss of ($1,271,039) for the 2001 period as compared to ($230,585) for the same three-month period in fiscal year 2000.

     The  Company  losses will continue until business and profitable operations are achieved. While the Company is seeking capital source for investment, there is no assurance that capital sources can be found. The loss per share for the 2001 fiscal quarter ended June 30, 2001 (three month period) was ($ 0.22) compared to ($ 0.05) in the fiscal quarter of ended June 30, 2000 (three month period).

     B. RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.

     The Company continued development of its business model during the six months ended June 30, 2001, thus no revenues were achieved. The Company incurred operating expenses for the six-month period of $1,205,687 in 2001 compared to $329,020 in the same period in 2000. In addition, the Goodwill in the amount of $951,586 was written off in accordance with FAS 121. The Company recorded a net operating loss of ($2,153,077) for the 2001 period as compared to ($320,604) for the same Period in fiscal year 2000.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 2001 fiscal quarter ended June 30, 2001 (six month period) was ($ 0.20) compared to ($ 0.08) in the fiscal quarter of ended June 30, 2000 (six month period).


2. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. The Company had Current Assets of 45,559 and $54,975 in fixed assets for total tangible assets of $100,534 at the end of the period ending June 30, 2001. The Company has $0.00 in other assets for a combined total assets of $ 100,534 for that period. The Company will be required to make private placements of stock in order to fund operational continuance. No assurance exists as to the ability to make private  placements  of  stock.  At  June  30,  2001, it had accounts receivable totaling  $40,742.  The  Company  has  current  liabilities  of  $  828,511

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                            MARKETCENTRAL.NET, CORP.


Dated:  August  29,  2001




/s/Paul  Taylor,  CEO                    /s/Michael  Hudson,  CFO
   Paul  Taylor,  CEO                    Michael  Hudson,  CFO
   President  CEO/Director               Director

