Form 10QSB
period 2001-09-30
MARKETCENTRAL NET CORP
filed 2001-11-26
CIK 1068170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended September 30, 2001


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

As of November 13, 2001, 10,590,150 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and nine months ended September 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                        5
                             MarketCentral.net Corp.
                                and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)

                           Consolidated Balance Sheets

                        As of September 30, 2001 and 2000
                                   (Unaudited)

                                     ASSETS

                                                           September  30,
                                                         2001         2000
--------------------------------------------------------------------------------
CURRENT  ASSETS
  Cash                                             $      587       $        -
  Accounts  receivable                                 48,042              626
  Other  current  assets                                4,675                -
                                                  ------------------------------
  Total  current  assets                               53,304              626
                                                  ------------------------------

OTHER  ASSETS
     Investment                                        58,438                -
  Software  development  costs,
     net  of  accumulated  amortization
    of  $50,344  and  $30,367                          49,960           56,397
                                                  ------------------------------
TOTAL  ASSETS                                      $  161,702       $   57,023
                                                  ==============================


     LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICT)
     -------------------------------------------------

CURRENT  LIABILITIES
     Cash  overdraft                              $        -       $     1,850
  Accounts  payable                                  268,221            62,934
  Accrued  expenses  payable                          51,922            35,160
  Note  payable                                      436,253            84,231
  Other  current  liabilities                          5,053            54,629
                                                  ------------------------------

  Total  current  liabilities                        761,449           238,804
                                                  ------------------------------

STOCKHOLDERS'  EQUITY
  Common  stock,  $0.0001  par  value;
     100,000,000  shares  authorized;
     1,505,816  and  268,229  issued  and
     outstanding  in  2001  and  2000,  respectively     151               27
  Paid  in  capital                                5,654,034        2,641,056
     Treasury  stock                                (325,000)               -
  Deficit  accumulated  during  the
    development  stage                            (5,928,932)      (2,822,864)
                                                  ------------------------------
  Stockholders'  equity  (deficit)                  (599,747)        (181,781)
                                                  ------------------------------
TOTAL  LIABILITIES  AND
  STOCKHOLDERS'  EQUITY  (DEFICIT)                $  161,702       $   57,023
                                                  ==============================

                             MarketCentral.net Corp.
                                and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)

                      Consolidated Statements of Operations

           For Nine and Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)

              For The Period From Inception (December 28, 1988) to
                               September 30, 2001
                                   (Unaudited)

                                                                                                             For the Period
                                                       Nine Months                  Three Months             From Inception
                                                          Ended                         Ended            (December  28, 1988)
                                                      September  30,                 September  30,         to September 30,
                                                   2001            2000           2001           2000             2001
------------------------------------------------------------------------------------------------------------------------------
Revenue:                                       $        4,196     $      9,856     $       -     $     1,441      $    30,198
                                             ---------------------------------------------------------------------------------
Operating  expense:
  General  and  administrative
     expense                                        2,107,306          423,633        901,619         94,612        5,007,544
  Writeoff  of  goodwill                              951,586                -              -              -          951,586
                                             ---------------------------------------------------------------------------------
                                                    3,058,892          423,633        901,619         94,612        5,959,130
                                             ---------------------------------------------------------------------------------

Net  loss                                      $   (3,054,696)   $    (413,777)   $  (901,619)    $  (93,171)     $(5,928,932)
                                             =================================================================================
Net  loss  per  share                                   (4.03)           (1.54)         (1.19)         (0.35)
                                             ================================================================
Weighted  average  shares
  outstanding                                         758,082          268,229        758,082        268,229
                                             ================================================================

                             MarketCentral.net Corp.
                                and Subsidiaries
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statement of Cash Flows

              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

              For The Period From Inception (December 28, 1988) to
                               September 30, 2001
                                   (Unaudited)

                                                                              From  Inception
                                             Nine Months       Nine Months     (Dec 28, 1988)
                                               Ended              Ended              to
                                           Sept 30, 2001      Sept 30, 2000    Sept 30, 2001
--------------------------------------------------------------------------------------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  loss                               $  (3,054,696)     $  (413,777)     $(5,928,932)
  Depreciation  and  amortization               966,028           13,016        1,000,734
  Shares  issued  for  services  and
    payables                                  1,998,823          216,934        4,143,268
  Interest  forgiven  on  note                        -                -           10,621
  (Increase)  decrease  in  accounts
    receivable                                   (9,116)               -           (9,116)
  (Decrease)  increase  in  accounts
    payable                                      12,980          (40,804)          64,667
  (Decrease)  increase  in  accrued
    expenses                                      2,388           18,064           58,181
  (Increase)  in  other  assets                    (250)               -             (250)
                                          ------------------------------------------------
Net  cash  provided  (used)  by
  operating  activities                         (83,843)        (206,567)        (660,827)
                                          ------------------------------------------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Investment  in  Fcom                          (22,484)               -          (22,484)
                                          ------------------------------------------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Proceeds  of  cash  overdraft                   4,752                -            5,053
  Proceeds  from  notes  payable                      -                -           96,253
  Decrease  in  subscription  receivable              -          195,000          137,500
  Issuances  of  common  stock                        -               12          342,930
  Increase  in  additional  paid  in
    Capital                                     100,000                -          100,000
                                          ------------------------------------------------
Net  cash  provided  by  financing
  Activities                                    104,752          195,012          681,736
                                          ------------------------------------------------

Net  increase  (decrease)  in  cash              (1,575)         (11,555)          (1,575)

Cash,  beginning  of  period                      2,162            9,705            2,162
                                          ------------------------------------------------

Cash,  end  of  period                     $        587     $     (1,850)     $       587
                                          ================================================


SUPPLEMENTAL  DISCLOSURES
Non-cash  Transactions:
Common  stock  issued  in  connection
     with  services                        $  1,998,823     $     216,934     $ 4,143,268
Common  stock  issued  in  connection
     with  investment  in  Ad-Server  LLC  $     58,438     $           -     $    58,438

                             MarketCentral.net Corp.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                               September 30, 2001

1.  BASIS  OF  PRESENTATION

     The unaudited condensed consolidated financial statements of MarketCentral.net Corp. and the Subsidiaries (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The condensed consolidated financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 30, 2001 and the results of its operations and cash flows for the periods ended September 30, 2001 and September 30, 2000. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto for the fiscal year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2001.

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

     On June 18, 2001, the Company acquired a minority interest (3.19%) in Ad-Servers.Com, LLC in exchange for 400,000 (25,000 post-split) shares of the Company's common stock.

     On August 9, 2001, The Company acquired 100% of Online Asset Courtesey, Inc. in exchange for 500,000 (31,250 post-split) shares and a warrant to purchase 500,000 (31,250 post-split) shares of the Company's common stock.

                             MarketCentral.net Corp.
                          (A DEVELOPMENT STAGE COMPANY)

                   Notes to Consolidated Financial Statements

                               September 30, 2001

3.  RECENT  ACCOUNTING  PRONOUNCEMENTS

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

4.     REVERSE  SPLIT

     On September 4, 2001, the Company approved a reverse split for the Company's common stock at the rate of 16 to 1 for shareholders of record on September 27, 2001. Shareholders owning less than 100 common were not affected by the reverse split.

5.     SUBSEQUENT  EVENTS

     On October 1, 2001, the Company executed a letter of intent to acquire 100% of PSM Global, Inc. and its wholly owned subsidiary.

     On October 12, 2001, the Company executed a Stock Purchase Agreement with a group of offshore investors, allowing the Company to raise up to $1.3 million through the sale of restricted Common stock. The Company entered into a Stock Purchase Agreement to sell up to 8.4 million restricted shares. The offering will continue until fully sold or December 31, 2001.

     On October 25, 2001, the Company secured a $10 million equity line of credit from Boston-based Duchess Private Equities Fund, L.P. and DRH Investment Company, LLC. Under the investment agreement those entities are committed to purchase up to $10 million of common stock from the Company from time to time in amounts as determined pursuant to the agreement between the parties.

     On Octobrer 17, 2001, $259,864.01 of the outstanding debt had been converted into 1,726,217 new investment shares. These issuances to service providers were exempt for registration under Section 5 of The 1933 Securities Act under section 4(2) defined in Rule 144(a) creating "restricted securities".

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


(A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our plan of operation for the next 12 months follows:

OVERVIEW

 The Company is a development stage provider of digital marketing infrastructures. The Company's products, services and operations enable publishers, advertisers, direct marketers and promotion merchants to manage advertising campaigns designed for online audiences. The Company operates a componentized range of advertising and promotional capabilities to advertisers. The Company offers a scaled revenue share to ISP's and Affinity networks that carry the Company's infrastructure and deliver Rich Media Advertising to their subscribers.

1. CASH REQUIREMENTS. To satisfy our cash requirements for the next 12 and 48 months of operations, the Company has entered into two simultaneous financing transactions.

On October 12, 2001 the Company executed a Stock Purchase Agreement with a group of offshore investors, allowing the Company to raise up to $1.3 million through the sale of restricted Common stock. The transaction will be completed in accordance with Regulation S compliance conditions and appropriate rules. The Company entered into a Stock Purchase Agreement to sell up to 8.4 million restricted shares pursuant to a Regulation S offering. The Reg S offering will continue until fully sold or December 31st 2001.

On October 25, 2001, the Company secured a $10 million equity line of credit from Boston-based Dutchess Private Equities Fund, L.P. and DRH investment Company, LLC. Under the investment agreement those entities are committed to purchase up to $10 million of common stock from MarketCentral from time to time and in amounts as determined pursuant to the agreement between the parties.

2.     PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

3. PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. We do not anticipate any significant purchases or sales of plant or equipment during the next twelve months. There may be some reallocation of the use of our existing leased facilities and equipment.

4. SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES. As a result of the acquisition of FCOM, Inc. the Company has three full time executives and one part time employee. The Company intends to hire four additional sales and marketing employees. We continue to draw upon numerous business and technology consulting relationships as well as outsourcing certain services that support the execution of the business plan. The Company continues to evaluate investments and acquisitions of advertising delivery components and systems. We continue to align ourselves with Internet advertising agencies, multi media authoring and email marketing companies.

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

1.     RESULTS  OF  OPERATION

     A. RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30 2001 COMPARED TO THE SAME PERIOD IN 2000.

     The Company has continued to re-direct its business model during the quarter ended September 30, 2001, thus no revenues were achieved. The Company incurred operating expenses for the three-month period ending September 30, 2001 of $901,619 in 2001 compared to $94,612 in the same period in 2000. The Company recorded a net operating loss of ($901,619) for the 2001 period as compared to ($93,171) in the same three-month period in fiscal year 2000.

     The Company losses will continue until business and profitable operations are achieved. The loss per share for the 2001 fiscal quarter ended September 30, 2001 (three month period) was ($ 1.19) compared to ($ 0.35) in the fiscal quarter of ended September 30, 2000 (three month period).

     B. RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD IN 2000.

     The Company continued development of its business model during the nine months ended September 30, 2001, thus no revenues were achieved. The Company incurred operating expenses for the nine-month period of $3,058,892, in 2001 compared to $423,633 in the same period in 2000. The total operating expense in the nine-month period included a write off of the goodwill totaling $951,586. Carrying the value of goodwill, recorded in the previous quarterly statement, has been assessed as non-recoverable and therefore expensed to operations. The Company recorded a net operating loss of ($3,054,696) for the 2001 period as compared to ($413,777) for the same Period in fiscal year 2000.

2. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. The Company had Current Assets of $53,304 and $49,960 in other assets for total assets of $161,702 at the end of the period ending September 30, 2001. At end of the quarter, it had accounts receivable totaling $48,042. The Company has current liabilities of $761,449.




                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                            MARKETCENTRAL.NET, CORP.


Dated:  November  14,  2001




/s/Paul  Taylor                         /s/Michael  Hudson
   Paul  Taylor                            Michael  Hudson
   Chairman  /Director                     Chief  Financial  Officer