Form 10KSB
period 2001-12-31
MARKETCENTRAL NET CORP
filed 2002-03-18
CIK 1068170

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                            ------------------------

                                   FORM  10-KSB
(MARK  ONE)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2001

      [  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

        FOR  THE  TRANSITION  PERIOD  FROM  ______________  TO  _____________

                         COMMISSION  FILE  NUMBER  0-25891

                            MARKETCENTRAL.NET  CORP.
                (NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

          TEXAS                                               76-0270330
  (STATE  OR  OTHER  JURISDICTION  OF                      (I.R.S.  EMPLOYER
  INCORPORATION  OR  ORGANIZATION)                        IDENTIFICATION  NO.)


       6401  South  Boston  Street
         Englewood,  Colorado                                     80111
    (ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                (ZIP  CODE)

       REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE:  (720)  489-1315

      SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(b)  OF THE EXCHANGE ACT:

      NONE

      SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(g)  OF THE EXCHANGE ACT:

                                 TITLE  OF  CLASS

                         COMMON  STOCK,  $.001  PAR  VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer had no revenues for its most recent fiscal year.

     The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on March 15, 2002) is $2,191,752.

     The number of shares outstanding of the registrant's Common Stock, $.001 par value is 23,417,170 (as of March 15, 2002).

--------------------------------------------------------------------------------

                DISCLOSURE  REGARDING  FORWARD-LOOKING  STATEMENTS

     This  report  includes  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

                                     PART I

ITEM  1.  BUSINESS

     In this report, references to the "Company", "we", "us" and "our" refer to MarketCentral.net Corp., a Texas corporation, and its subsidiaries, FCOM, Inc., a Colorado corporation, and MarketCentral.Net Corp., a Delaware corporation.

COMPANY  OVERVIEW


     MarketCentral.net Corp. was originally incorporated under the name Great American Leasing, Inc. in Texas on March 21, 1997. On December 28, 1988 we amended our certificate of incorporation to change our name to All American Consultant Aircraft, Inc. and on March 1, 1999, we amended our certificate of incorporation to change our name to MarketCentral.net Corp. Our primary business is to provide an Internet advertising infrastructure and to offer marketing components enabling advertisers and agencies to advertise to Internet users. We offer advertisers capabilities for advert delivery, targeting and advert campaign audience tracking.

     MarketCentral.net Corp., a private New York Corporation merged with and into MarketCentral.Net Corp., a newly formed private Delaware Corporation; following that merger, we, as All American Consultant Aircraft, Inc., acquired the Delaware company as a wholly-owned subsidiary. The acquisition and reorganization was accomplished in the following manner: On February 5, 1999, a merger agreement and plan of acquisition and reorganization, was ratified, approved and the officers were empowered and directed to change the name of the Texas corporation (All American Consultant Aircraft, Inc.) to MarketCentral.net Corp.

     FCOM, Inc. was incorporated on August 2, 2000 under the laws of the State of Colorado.

SELECTED FINANCIAL DATA

   You should read the financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes.

                                                         For the Period From
                                      Year  Ended     Inception (August 2, 2000)
                                     December  31,         to December 31,
                                         2001                    2000
                                       --------                --------
Income  Statement  Data:
-----------------------
Revenues                           $          -             $         -
General  and  Administrative
   Expenses                        $  1,237,075             $   399,139
Net  Income  (Loss)                $ (1,333,943)            $  (399,731)
Income  (Loss)  Per  Share         $       (.37)            $     (2.58)
Average  Shares  Outstanding          3,602,309                 154,768


Balance  Sheet  Data:
Cash                               $          -
Total  liabilities                      374,816
Total  current assets                   434,134
Stockholders  Equity                    607,786


RECENT EVENTS AND ACQUISITIONS

     On March 21, 2001, FCOM, Inc. was acquired by MarketCentral.net Corp. FCOM exchanged all of its issued and outstanding common stock, 741 A warrants and 741 B warrants exercisable at $8.00 and $16.00, respectively for 154,768 shares of MarketCentral.net Corp.'s common stock and acquired in a separate transaction from the majority stockholders of MarketCentral.net Corp. an additional 122,535 shares of common stock in exchange for a $325,000 convertible debenture. The convertible debenture was convertible at 60% of the average market price of FCOM's common stock for the 30 preceding days at the option of the debenture holder. Immediately upon completion of the acquisition, FCOM was relieved of $233,280 of the debt by releasing the shares to the debenture holders. Due to the fact that following the acquisition, the stockholders of FCOM were in control of the combined entity, the acquisition is accounted for as though FCOM is the accounting acquirer and the acquisition is treated as a reverse acquisition for accounting purposes.

     On August 9, 2001, we acquired from Computer Hardware Corporation, a Panamanian corporation, 100% of the outstanding shares of Online Asset Courtesy, Inc. ("OACI"), a Panamanian corporation, in exchange for 31,250 shares of our common stock and a three year warrant to purchase 31,250 shares of our common stock at $.10 per share. Such warrant was never issued. The only asset of OACI was 24,250 units of AdServersOnline, LLC, a Nevada limited liability corporation whose assets included software that delivers media advertisements during the latent time resulting from logging-on and logging-off the Internet, a period during which we believe consumers are captive, waiting and susceptible to advertisers' messages.

     On June 29, 2001 we entered into a stock exchange agreement with AdserversOnline, LLC, a Nevada limited liability corporation, whereby we acquired 3,191.5 units of AdserversOnline, LLC in exchange for 25,000 shares of our common stock. In December 2001, we acquired an additional 1,851.85 membership units of AdserversOnline for a purchase price of $4,629.62.

     On September 4,2001, our directors approved a reverse split of our common stock at the rate of 16 to 1 for stockholders of record on or prior to September 27, 2001.

     On October 1, 2001 we executed a non-binding term sheet to acquire 100% of the outstanding shares of common stock of PSM Global, Inc. a privately held company ("PSM") and Paper Street Media, LLC, its wholly owned subsidiary. The terms included that we issue an aggregate of $50,000 in cash, $100,000 in the form of a promissory note and, upon execution of a definitive agreement, that we issue an amount of our common stock equal to $1,265,000 based on the five day closing price of our common stock for the five days prior to the date of a definitive agreement. The term sheet also called for us to assume $115,000 of PSM's then current debt. We are no longer pursuing this acquisition.

     On October 12, 2001, we executed an agreement with Pro-Video International, Inc., a Belize corporation, pursuant to which we may sell to offshore investors, up to 8,400,000 shares of our restricted common stock. The offering in connection with Pro-Video was completed by March 1, 2002. Pursuant to the agreement, we agreed to sell to purchasers in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States shares of our restricted common stock at a purchase price equal to 40% of the reported bid price of our common stock as quoted on the OTC Bulletin Board for the five trading days preceding the date of purchase. As of March 15, 2002, we had issued 8,400,000 shares of our common stock to investors designated by Pro-Video International, Inc. at prices ranging from $.032 to $.05 per share. We also agreed to issue three-year warrants to purchase 50,000 shares of common stock at 120% of the closing bid price prior to the date funding is received for every $50,000 funded. We issued 150,000 warrants pursuant to the agreement. Subsequent to year end we issued an additional 50,000 warrants and simultaneously cancelled the 200,000 warrants outstanding and 336,000 shares of common stock at $.17 per share were issued as a consulting fee to Atlantis Investments Limited, a Hong Kong corporation.


Equity Line Financing
---------------------

     On December 10, 2001, we entered into an equity line agreement with Dutchess Private Equities fund, LP ("Dutchess") and PLJ Limited ("PLJ") to sell to Dutchess and PLJ, from time to time, up to $10 million of our common stock.

     Beginning on the effective date of a registration statement and continuing until $10 million of our common stock are purchased or the expiration of forty eight months, under the terms of the Equity Line Agreement, we periodically may choose to sell shares of our common stock to Dutchess and PLJ subject to certain limitations based on the market price and trading volume of our common stock. Both Dutchess and PLJ have agreed not to assign or in any way transfer their rights to the securities of the Equity Line Agreement. If we elect to sell shares to Dutchess and PLJ then the purchase price for Dutchess and PLJ shall be at 94% of the lowest three closing bid price of our common stock as reported by Bloomberg L.P. for the ten (10) consecutive trading days after the date that we deliver to Dutchess and PLJ an advance notice or a put requiring them to advance funds to us, subject to the terms of the Equity Line Agreement.

     Our ability to put shares of our common stock to Dutchess and PLJ and their obligation to acquire and pay for the shares of our common stock is subject to several conditions and limitations; however, in January 2002 Dutchess deferred its rights under the Equity Line Agreement and Registration Rights Agreement so that we may issue our convertible debentures. Dutchess waived its registration rights for its commitment shares and/or equity line agreement shares until the shares of common stock underlying the convertible debentures have been registered in an effective registration statement and until 85% of the aggregate original principal amount of the convertible debentures have been liquidated by the debenture holders.

Subsequent Event - Debenture financing
---------------------------------------

     On January 31, 2002 we entered into an agreement to issue convertible debentures and warrants in return for investment dollars. Under that agreement, we will receive certain portions of the aggregate investment based on certain criteria. As of March 15, 2002, $250,000 principal amount of secured convertible debentures was received and 500,000 warrants issued in connection therewith, were issued and outstanding. The debentures are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the then current conversion price.

     The warrants issued in connection with the debentures are exercisable over the next three years at a price equal to the lesser of $.057 per share or a variable exercise price based upon the trading price of the common stock at the time of exercise, which price may be adjusted from time to time under certain anti-dilution provisions. The shares of common stock into which the debentures may be converted and the shares of common stock issuable upon exercise of the warrants are being registered pursuant to a registration statement.

     Our securities agreements with our debenture investors prohibits us from entering into any financial arrangement which would involve the issuance of common stock for a period of two years from the date this registration statement becomes effective without offering a right of first refusal to the debenture investors.

OUR SERVICES

     Since we have acquired FCOM, we are a provider of products and services that enable publishers, advertisers, direct marketers and promotional merchants to market products and/or advertisements to Internet service providers (ISP) subscribers. We intend to offer potential clients with advertising needs several facets of the digital marketing process, from pre-campaign planning, to digital execution and campaign tracking.

      Through our marketing agreement with Adservers Online LLC ("AdserversOnline"), we intend to offer a range of media, marketing technology products and services. Through AdServersOnline's "Ad-Apt" software technology we intend to provide potential customers the ability to measure campaign performance. AdServersOnline, using licensed proprietary technologies, is combining the entertainment quality of modern television commercials with the personal targeting, mass market potential, and interactivity of the Internet. AdServersOnline allows advertisers to access the marketing and revenue potential of the Internet by increasing the effectiveness and dollar efficiency of their clients' ads with more accurate targeting and higher video quality for dial-up customers. Through the AdServersOnline LLC agreement, we intend to enable advertisers and advertising agencies which contract with AdServersOnline to access ISP audiences that we intend to contract with.

     We expect a significant portion of our revenue, if any, to be derived from the delivery of rich media advertisements placed cached to users' personal computers for the advertisements to be viewed during the end users' log on and log off times. The rich media adverts are designed to contain the features and measuring capabilities requested by advertisers. We intend to provide services to Web publishers related to ad inventory management and ad targeting, the delivery of large volumes of ads, campaign planning, management and optimization to allow advertisers and their agencies to streamline and control their online ad campaigns, understand their customers, and act quickly on knowledge gained.

MARKETING ALLIANCE

     In July 2001, we entered into a joint marketing agreement with AdServersOnline, which enables us to market their Internet advertising/marketing services to ISP's globally. AdServersOnline will provide the software capabilities, all relevant technologies, Advert inventory and ongoing advertising sales. The agreement has a term of three years, and may be automatically renewed for successive one year periods. Under the approximated calculated terms of the agreement, for every $1000 that AdServersOnline receives in advertising revenue, MKCT will receive approximately $378.00.


AD-APT TECHNOLOGY

     The Ad-A.P.T. (Advertising Profit Technology), owned by AdServersOnline, delivers video quality commercial messages with detailed and specific targeting via the Internet. Through our partial ownership of AdServersOnline, we intend to use the Ad-APT software which delivers uninterrupted, highly-targeted, rich media content (Flash, digitized video, and HTML). Commercial messages can be delivered: (i) via email, (ii) during the online session and (iii) during the "latent time" while dial-up Internet customers are waiting for the log-on/ log-off process to finish. Commercial messages are downloaded during a previous Internet session onto a given Internet user's hard drive to be recalled when a log-on or a log off event occurs.

     Ad-APT compression requires very little memory to present marketing messages. Ad-APT can compress a thirty (30) second marketing commercial to a file size of approximately 350KB permitting near DVD-quality, two-thirds (2/3) screen viewing for latent time advertising, and 100KB permitting near-DVD quality, one-eighth (1/8) screen viewing for online advertising and/or email attachments.

     After the advertisement is delivered, the end user is offered a hyperlink to the ad subject site resulting in a greater likelihood of click-through than that of traditional Internet media. AdServersOnline maintains a license to the patent protection under a licensing agreement for video compression including exclusivity for latent time advertising. Ad-APT permits advertisers to query its database on hundreds of user attributes, in real-time, in order to hone their targeting requirements.

     Finally, Ad-APT provides advertisers and channel providers (ISP's, memberships and affinity groups) the ability to obtain real-time data regarding advertisement revenue and other statistics. Additionally, each viewing event is recorded with all user attributes, which (i) provides a total audit trail, and
(ii)  permits  custom,  analytical  reports  to  be  generated.

COMPETITION

     The market for digital marketing products and advertising services is very competitive. We believe that our ability to compete in the Internet advertising arena depends on many factors both within and beyond our control, including the following: the timing and acceptance of new solutions and enhancements to existing advertising solutions developed either by us or our competitors;

customer service and support efforts; our ability to adapt and develop Internet technology, and develop and introduce new technologies, as customer needs change and grow; and the relative impact of general economic and industry conditions on either us or our competitors.

     We compete directly or indirectly with companies in the following categories: (i) large Web publishers, (ii) Web portals and Internet advertising networks that offer advertising inventory; (iii) providers of software and service bureau ad delivery solutions for Web publishers and advertisers; (iv) email services companies; (v) providers of information products and marketing research services to the direct marketing industry;(vi) advertisement performance measurement companies, (vii) providers of Web advertising management, and (viii) companies engaged in advertising sales networks, advertising agencies and other companies that facilitate digital marketing. Many of our existing competitors, as well as potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us.

MARKETING

       We believe consumers will be motivated to download Ad-A.P.T. because of:

-Special incentives that may be offered by AdServersOnline to consumers, such as low-cost telecommunication and Internet service, magazine subscriptions and low cost credit cards.

-Special incentives offered by the ISP of value to consumers, such as preferred access to inventory reduction programs and other promotional programs, special pricing/coupons and special services.

-The delivery of content to the consumer (to the extent consumers have opted to provide information) of potentially substantial value, such as, coupons, current medical information, gift registries, special promotions; and Entertainment content such as film trailers, music videos, cartoons and sponsored games.


INTELLECTUAL PROPERTY RIGHTS

     We do not own any patents or trademarks and have no patents or trademarks pending. We do own the URL for the Internet Web site located at http://www.marketcentral.net.

 EMPLOYEES

     As of March 15, 2002, we had one full time employee, Paul Taylor. We have not experienced a work stoppage and we believe that our employee relationship with Mr. Taylor is good. Our success depends to a large extent upon the continued services of Mr. Taylor. The loss of his services could have a material adverse effect on our business and our results of operations.

RISK  FACTORS

     An investment in our common stock is speculative in nature and involves a high degree of risk. You should carefully consider the following risks and the other information contained in this prospectus before investing in the common stock offered hereby. The price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You also should refer to the other information included in this prospectus, including the financial statements and related notes.

     If any of the events described below were to occur, our business, prospects, financial condition or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects.

GENERAL  RISKS

WE HAVE NOT EARNED REVENUES AND WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

       We have not earned revenues and we may not earn revenues in the future. We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal year ended December 31, 2001, we had a net loss of $(1,333,943). We expect to continue to incur significant operating expenses as we develop and maintain our Internet services, advertising technology and our other products and services. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses.

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS.

     We will need additional funds to develop our operations. We may seek additional capital through

          -an offering of our equity securities, -an offering of debt securities, or -by obtaining financing through a bank or other entity.

We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to debt allowance. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us. Any future offering of securities may not be successful. We may not be able to continue to operate if we are unable to obtain additional capital when needed.

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO, MAY DEVELOP PRODUCTS AND TECHNOLOGIES THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

     We compete in the information technology services and advertising markets, which is a relatively new and highly competitive market. We expect our competition to intensify as the Internet continues to grow and the Internet advertising market evolves. We compete with strategic consulting firms; Internet service firms; advertising and marketing firms; and the marketing and design departments of potential clients. Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we have. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could materially harm our business, results of operations and financial condition.

OUR FAILURE TO RESPOND TO RAPID CHANGE IN THE MARKET FOR INTERNET SERVICES SOFTWARE COULD CAUSE US TO LOSE REVENUE AND HARM OUR BUSINESS.

     Our future success will depend significantly on our ability to develop and market new products that keep pace with technological developments and evolving industry standards as well as to respond to changing customer needs related to the Internet advertising industry. Our delay or failure to develop or acquire technological improvements or adapt our products to technological changes may cause us to lose customers and may prevent us from generating revenue which could ultimately cause us to cease operations.

OUR BUSINESS MAY NOT BE ABLE TO CONTINUE TO OPERATE IF THE CONTINUED USE OF THE INTERNET DECLINES.

     Our future success depends on continued growth in the use of the Internet because we primarily use Internet-based technology to create our advertising and marketing solutions. If businesses do not consider the Internet a viable commercial medium, our client base may not develop. The adoption of the Internet for commerce and communications, particularly by those individuals and companies that have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In addition, our business may be indirectly impacted if the number of users of the Internet does not increase or if commerce over the Internet does not become more accepted and widespread.


OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS MODEL.

     A significant part of our business model objective is to generate revenue by providing digital marketing solutions to advertisers, ad agencies and Web publishers. To be successful, digital marketing will need to achieve broad acceptance by advertisers, ad agencies and Web publishers. Our ability to generate significant revenue from our customers will depend, in part, on our ability to contract with Web publishers that have Web sites with adequate available ad space inventory, and with advertisers that have continuing plans for Internet advertising. Further, the Web sites in our networks must generate sufficient user traffic with demographic characteristics attractive to our advertisers. It is difficult for us to project future levels of advertising revenue and applicable gross margins that can be sustained by us or the Internet advertising industry in general.

WE MAY NOT COMPETE SUCCESSFULLY WITH TRADITIONAL ADVERTISING MEDIA FOR ADVERTISING DOLLARS.

     We also compete with traditional advertising media such as television, radio, cable and print for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium. If we do not compete successfully with traditional advertising media for advertising dollars we may not be able to continue doing business.

ALTHOUGH WE HAVE AN EMPLOYMENT AGREEMENT WITH MR. PAUL TAYLOR, IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. TAYLOR, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

     Our success in achieving our growth objectives depends upon the efforts of Mr. Taylor, our Chairman. The loss of the services of Mr. Taylor may have a material adverse effect on our business, financial condition and results of operations. While Mr. Taylor does not have experience specifically in the advertising industry and does not have experience in the Internet industry, we believe the loss of Mr. Taylor, our only full-time employee, would result in the loss of business contacts and the loss of a professional with knowledge and understanding of the corporate and the finance industry. We may not be able to maintain and continue our operations or achieve our growth objectives should we lose Mr. Taylor's services. We are in the process of purchasing $1,000,0000 of key-man life insurance as required by Mr. Taylor's employment agreement with us.

CHANGES IN GOVERNMENT REGULATION COULD DECREASE OUR REVENUE AND INCREASE OUR COSTS CAUSING OUR REVENUES, IF ANY, TO DECLINE.

     The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, data protection, libel and taxation apply to the Internet and Internet advertising. Any legislation enacted or regulation issued could dampen the growth and acceptance of the digital marketing industry. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to our business.


INVESTMENT  RISKS


WE HAVE CERTAIN CONVERTIBLE SECURITIES OUTSTANDING SOME OF WHOSE CONVERSION RATE IS CURRENTLY INDETERMINABLE. AS SUCH, PURCHASERS OF OUR COMMON STOCK COULD EXPERIENCE SUBSTANTIAL DILUTION OF THEIR INVESTMENT UPON CONVERSION OF SUCH SECURITIES.

     Pursuant to a transaction dated January 31, 2002, we entered into an agreement to issue convertible debentures and warrants in return for investment dollars. Under that agreement, we will receive certain portions of the aggregate investment based on certain criteria. As of March 15, 2002, $250,000 principal amount of secured convertible debentures was received and 500,000 warrants issued in connection therewith, were outstanding. The debentures are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the then current conversion price. If converted on March 1, 2002, the $250,000 debentures would have been convertible into approximately 3,333,333 shares of our common stock. At March 15, 2002, the $250,000 debentures together with 1,000,000 warrants if exercised, would have equaled approximately 21% of our common stock. Pursuant to the terms of the transaction, however, the number of convertible debentures could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

     The warrants issued in connection with the debentures are exercisable over the next three years at a price equal to the lesser of $.057 per share or a variable exercise price based upon the trading price of the common stock at the time of exercise, which price may be adjusted from time to time under certain antidilution provisions. The shares of common stock into which the debentures may be converted and the shares of common stock issuable upon exercise of the warrants are being registered pursuant to this registration statement.

     As of March 1, 2002, we have reserved 19,543,860 in connection with the sale of our convertible debenture transaction. In addition to the securities described above, as of March 1, 2002, 65,000,000 shares of our common stock were reserved for issuance in connection with our equity line of credit agreement entered into with Dutchess Private Equities Fund, LP.

     Purchasers of common stock could, therefore, experience substantial dilution of their investment upon conversion of the debentures. In addition, a sale by the selling stockholders of large blocks of the shares registered pursuant to a registration statement could have a depressive effect on our stock price. The debentures are not registered and may be sold only if registered under the Securities Act of 1933, as amended, or sold in accordance with an applicable exemption from registration, such as Rule 144.


SHARES OF OUR TOTAL OUTSTANDING SHARES THAT ARE RESTRICTED FROM IMMEDIATE RESALE BUT MAY BE SOLD INTO THE MARKET IN THE FUTURE COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

     As of March 15, 2002 we had 23,417,170 shares of our common stock issued and outstanding, 22,337,986 of which we believe are restricted securities. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not our affiliate sells is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning us. In that event, "restricted securities" would be eligible for sale to the public at an earlier date. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENTAGE OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

     Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $.0001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

THE SHARES AVAILABLE FOR SALE IMMEDIATELY BY THE SELLING SECURITY HOLDERS COULD SIGNIFICANTLY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

      The market price of our common stock could drop if substantial amounts of shares are sold in the public market or if the market perceives that those sales could occur. A drop in the market price could adversely affect holders of our common stock and could also harm our ability to raise additional capital by selling equity securities. As of March 15, 2002, we have warrants outstanding to purchase an aggregate of 1,895,000 shares of our common stock and options outstanding to purchase an aggregate of 270,000 shares of our common stock with exercise prices ranging from $.057 per share to $5.00 per share. The exercise of these warrants and/or options at a price less than the market price could dilute the value of outstanding shares and depress the market price. The perception that these warrants and/or options may be exercised for or converted into common stock that could be sold into the public market could adversely affect the market price of our common stock. In addition, after a one-year holding period, shares held by our non-affiliates will become eligible for trading, pursuant to Rule 144 of the General Rules and Regulations of the Securities and Exchange Commission, without any additional payment to us or any increase in our capitalization.

ITEM  2.  PROPERTIES

     Our principal executive offices, located at 6401 South Boston Street, Englewood, Colorado, 80111, are leased to at a monthly rental rate of $1,230.00 and expires in August 2002. We believe that our leased properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM  3.  LEGAL  PROCEEDINGS

     From time to time, we are involved as a plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate any material liability as a result of such litigation.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted during the fourth quarter of 2000 to a vote of our security holders.


                                    PART  II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET  INFORMATION

     Since October 2001, our common stock has been quoted on the OTC Bulletin Board under the symbol "MKCT". Prior to trading as MKCT, our ticker symbol was "MKTS". The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                                 HIGH     LOW
                                                -------  ------
YEAR  ENDED  DECEMBER  31,  1999

First  Quarter                                 $  7.00     $3.75
Second  Quarter                                $ 10.50     $1.75
Third  Quarter                                 $  5.00     $1.00
Fourth  Quarter                                $ 10.00     $1.00

YEAR  ENDED  DECEMBER  31,  2000

First  Quarter                                 $ 10.00     $3.00
Second  Quarter                                $  4.00     $1.75
Third  Quarter                                 $  3.00     $1.00
Fourth  Quarter                                $  2.00     $0.20

YEAR  ENDED  DECEMBER  31,  2001*

First  Quarter                                 $ 4.80      $2.56
Second  Quarter                                $15.00      $2.08
Third  Quarter                                 $ 4.32      $0.32
Fourth  Quarter                                $ 0.15      $0.07
_______

*Our  common  stock  began  trading  under  the  symbol  MKCT  in October, 2001.

SECURITY  HOLDERS

    At March 15, 2002 there were 23,417,170 shares our common stock outstanding which were held by approximately 148 stockholders of record.

DIVIDEND  POLICY

     We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the expansion of our business and we do not expect to declare or pay any cash dividends in the foreseeable future.


Recent Sale of Unregistered Securities

    Some of the holders of the shares issued below may have subsequently transferred or disposed of their shares and the list does not purport to be a current listing of the Company's stockholders.

     During the fourth quarter for the fiscal year ended December 31, 2001, we have issued unregistered securities to the persons, as described below. The Company's management believes that each transactions were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder, or Regulation S where indicated. The Company's management believes that all recipients had adequate access, through their relationships with us, to information about us.

     On October 10, 2001 the Company issued 6,000,000 shares of its common stock to its President, Paul Taylor, valued at $.09 per share in exchange for a promissory note in the amount of $540,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On October 12, 2001, the Company executed a stock purchase agreement with Pro-Video International, Inc., a Belize corporation, pursuant to which we may sell to offshore investors, up to 8,400,000 shares of our restricted common stock. Pursuant to the stock purchase agreement, we agreed to sell to purchasers in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States shares of our restricted common stock at a purchase price equal to 40% of the reported bid price of our common stock as quoted on the OTC Bulletin Board for the five trading days preceding the date of purchase. As of March 15, 2002, we have issued 8,400,000 shares of our common stock to investors designated by Pro-Video International, Inc. at prices ranging from $.032 to $.05 per share. Such issuances were made pursuant to the exemption provided in Regulation S of the Securities Act.

     On October 17, 2001 the Company issued 250,000 shares of its common stock valued at $.06 per share as compensation for services rendered to the Company. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On October 17, 2001 the Company issued a three year warrant to one individual to purchase 500,000 shares of our common stock exercisable at 120% of the closing bid of the Company's common stock on October 16, 2001, $.10 per share. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On October 19, 2001 the Company issued 1,726,217 shares of its common stock upon the conversion of outstanding debt in the amount of $259,864. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On October 19, 2001 the Company issued a three year warrant to one individual to purchase 300,000 shares of our common stock exercisable at $.14 per share and on October 24, 2001 we issued warrants to two individuals to purchase, pursuant to a consulting agreement, an aggregate of 100,000 shares of our common stock exercisable at $.14 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

    On October 24, 2001, the Company issued 15,000 shares of its common stock Upon the exercise of outstanding options which were exercised at $.04 per share. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On November 5, 2001, the Company issued 477,493 shares pursuant to a Regulation S offering, at a purchase price of $0.03 per share for a total purchase price of $21,009.

     On November 8, 2001, the Company issued 526,916 shares pursuant to a Regulation S offering, at a price of $0.04 per share, for a total purchase price of $20,634.30.

     On November 19, 2001, the Company issued 662,477 shares pursuant to a Regulation S offering, at a price of $0.04 per share, for a total purchase price of $21,228.17.

     On November 28, 2001, the Company issued 1,157,778 shares pursuant to a Regulation S offering, at a price of $0.032 per share, for a total purchase price of $37,029.77

     On November 8, 2001 the Company issued a warrant to one individual to purchase 100,000 shares of its common stock at an exercise price of $.10 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On December 3, 2001, the Company issued 140,000 shares for compensation for services at the rate of $.4 per share for $5,600 of services performed.

     On December 7, 2001, the Company issued 1,200,421 shares pursuant to a Regulation S offering, at a price of $0035 per share, for a total purchase price of $42,113.78.

     On December 17, 2001, the Company issued 515,000 shares pursuant to a Regulation S offering, at a price of $0.036 per share, for a total purchase price of $13,620.

     On December 20, 2001, the Company issued 508,631 shares pursuant to a Regulation S offering, at a price of $0.0389 per share, for a total purchase price of $19,831.00.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our audited financial statements and the related footnotes. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

Overview

We are a development stage provider of products and services that enable publishers, advertisers, direct marketers and promotional merchants to market products and/or advertisements to Internet service providers (ISP) subscribers. We offer advertisers capabilities for advert delivery, targeting and audience tracking.

On March 21, 2001, we acquired FCOM, Inc. ("FCOM"), a privately held Colorado corporation, in exchange for all of its issued and outstanding common stock, 741 A warrants and 741 B warrants exercisable at $8.00 and $16.00, respectively for 154,768 shares of our common stock and FCOM acquired in a separate transaction from our former majority stockholder's an additional 122,535 shares of common stock in exchange for a $325,000 convertible debenture. The convertible debenture was convertible at 60% of the average market price of the Company's common stock for the 30 preceding days at the option of the debenture holder. Immediately upon completion of the acquisition, FCOM was relieved of $233,280 of the debt by releasing the shares to the debenture holders. Due to the fact that following the acquisition, the stockholders of FCOM were in control of the combined entity, the acquisition is accounted for as though FCOM is the accounting acquirer and the acquisition is treated as a reverse acquisition for accounting purposes.

FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2001

Results of Operations. During the fiscal year ended December 31, 2001, we had limited operations, and therefore, we believe that a comparison of the results of operations of the Company's predecessor for the fiscal year ended December 31, 2000 has limited value for evaluating trends or as a basis for predicting future results.

We incurred a net loss of $1,333,943 for the year ended December 31, 2001. The fiscal year loss resulted primarily from initial research and development costs associated with start-up operations, professional and consulting fees, and the issuance of the Company's common stock for services.

Even though we did not have any revenues for the year ended December 31, 2001, we expect future revenue as we begin to develop and implement our sales and marketing strategies, increase consumer understanding and awareness of our technology and implement our business model. Our growth is significantly dependent upon our ability to generate sales relating to our advertising services. Our main priorities relating to revenue are: (1) to develop market awareness of our products and services through our strategic marketing plan,
(2) to obtain customers, (3) to accomplish technological economies of scale, and (4) to streamline and maximize efficiencies in our system implementation model.

General  and  administrative  costs.
General and administrative costs were $1,322,756 for the year ended December 31, 2001. The increase is a direct result of the development of the business model and continued increase of professional and consulting fees. In addition, non-cash compensation and service expense for the year ended December 31, 2001 was $1,151,683 which is the fair value of common stock, options and warrants issued for services and loan fees.

Interest  expense  was  $12,960  for  the  year  ended  December  31,  2001.

Liquidity  and  Capital  Resources.
We finance our operations and capital requirements primarily through private debt and equity offerings. For the twelve months ended December 31, 2001 we received cash totaling $180,441 from the issuance of our common stock pursuant to Regulation S.

We currently have no material commitments for capital requirements. If we were forced to purchase new equipment to replace the equipment we currently lease, any new purchases would constitute a material capital commitment; however, we are currently unable to quantify such amounts. If this occurs, we will attempt to raise the necessary finances to make such purchases, but there is no assurance that we will be able to do so. Without the ability to quantify these amounts, we nonetheless believe that it would have a material impact on our business and our ability to maintain our operations.

We are not aware of any material trend, event or capital commitment which would potentially adversely affect liquidity. In the event a material trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

OTHER:

Except for historical information contained in this Report, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Investors are directed to consider, among other items, the risks and uncertainties discussed in documents filed by us with the Securities and Exchange Commission.



ITEM 8.
                          INDEX TO FINANCIAL STATEMENTS

                                                                   PAGE
                                                                    ----


Independent  Auditors'  Report                                       F-2

Consolidated  Balance  Sheet                                         F-3

Consolidated  Statements  of  Operations                             F-4

Consolidated  Statements  of  Changes  in  Stockholders'  Equity     F-5

Consolidated  Statements  of  Cash  Flows                            F-7

Notes  to  Consolidated  Financial  Statements                       F-8



                                       F1

                                AJ. ROBBINS, PC.
                          CERTIFIED PUBLIC ACCOUNTANTS
                                 AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206


                          INDEPENDENT AUDITORS' REPORT

THE  BOARD  OF  DIRECTORS
MARKETCENTRAL.NET  CORP.
ENGLEWOOD,  COLORADO


We have audited the accompanying consolidated balance sheet of MarketCentral.net Corp. (formerly known as FCOM, Inc.) (a development stage company) as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended and for each of the periods from inception (August 2, 2000) to December 31, 2000 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MarketCentral.net Corp. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended and for each of the periods from inception (August 2, 2000) to December 31, 2000 and 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         AJ.  ROBBINS,  PC.
                                         CERTIFIED  PUBLIC  ACCOUNTANTS
                                         AND  CONSULTANTS
DENVER,  COLORADO
MARCH  1,  2002


                                       F2

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                           CONSOLIDATED BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)
                                DECEMBER 31, 2001
                                =================

                                     ASSETS
                                  ------------
CURRENT ASSETS:
 Interest receivable, related party                                 $     4,914
 Deposits                                                                   250
 Deferred offering costs                                                320,000
 Prepaid expenses                                                       108,970
                                                                    ------------

       Total Current Assets                                             434,134

EQUIPMENT, net of accumulated depreciation of $3,300                     10,239

EQUITY INVESTMENT                                                         8,115

NOTES RECEIVABLE, related party                                          34,151

OTHER INTANGIBLES                                                        25,785

GOODWILL, net of accumulated amortization of $82,973                    470,178
                                                                    ------------

                                                                    $   982,602
                                                                    ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                  --------------------------------------

CURRENT LIABILITIES:
 Cash overdraft                                                     $     1,890
 Accounts payable                                                        92,768
 Accrued expenses                                                        74,113
 Notes payable                                                          106,045
                                                                    ------------

       Total Current Liabilities                                        274,816

LONG-TERM DEBT, related party                                           100,000
                                                                    ------------

       Total Liabilities                                                374,816
                                                                    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock - $0.0001 par value; 500,000,000 shares  authorized;
     18,418,004 issued and outstanding                                    1,845
 Additional paid-in capital                                           2,879,615
 Subscription receivable                                               (540,000)
 Deficit accumulated during the development stage                    (1,733,674)
                                                                    ------------

       Total Stockholders' Equity                                       607,786
                                                                    ------------

                                                                    $   982,602
                                                                    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      =====================================

                                                             FOR THE PERIOD      FOR THE PERIOD
                                                             FROM INCEPTION      FROM INCEPTION
                                       FOR THE YEAR ENDED   (AUGUST 2, 2000)   (AUGUST 2, 2000)
                                          DECEMBER 31,       TO DECEMBER 31,    TO DECEMBER 31,
                                              2001                2000               2001
                                      --------------------  -----------------  -----------------

REVENUE:                              $                 -   $              -   $              -



OPERATING EXPENSES:
 General and administrative expense             1,237,075            399,139          1,636,214
 Depreciation and amortization                     85,681                592             86,273
                                      --------------------  -----------------  -----------------

         Total Operating Expenses               1,322,756            399,731          1,722,487
                                      --------------------  -----------------  -----------------


OTHER INCOME (EXPENSE):
 Interest income                                    4,914                  -              4,914
 Interest expense                                 (12,960)                 -            (12,960)
 Loss on equity investment                         (3,141)                 -             (3,141)
                                      --------------------  -----------------  -----------------

       Net Other Income (Expense)                 (11,187)                 -            (11,187)
                                      --------------------  -----------------  -----------------



NET (LOSS)                            $        (1,333,943)  $       (399,731)  $     (1,733,674)
                                      ====================  =================  =================



NET (LOSS) PER SHARE                  $              (.37)  $          (2.58)
                                      ====================  =================



WEIGHTED AVERAGE SHARES OUTSTANDING             3,602,309            154,768
                                      ====================  =================


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM INCEPTION (AUGUST 2, 2000)
                              TO DECEMBER 31, 2001
                              ====================

                                                                  COMMON STOCK
                                                                  ------------
                                                                                                            (DEFICIT)
                                                                                                           ACCUMULATED
                                                                                                            DURING THE
                                                                            ADDITIONAL PAID  SUBSCRIPTION  DEVELOPMENT
                                          DATE ISSUED     SHARES     AMOUNT   IN CAPITAL      RECEIVABLE      STAGE         TOTAL
                                         -------------   ----------  ---------  -------------  ------------  -----------  --------
BALANCES, August 2, 2000                                          -  $      -    $     -       $      -     $       -    $       -
Stock issued for compensation at
   $.001 per share                   September 5, 2000   20,000,000    20,000          -              -             -       20,000
Sale of common stock at $.50         November 13, 2000      455,000       455    227,045                                   227,500
Stock issued for compensation
   at $.001 per share                December 22, 2000   74,595,000    74,595          -              -             -       74,595
Effect of reverse acquisition                           (95,050,000)  (95,050)    95,050              -             -            -
Effect of reverse acquisition                               154,768        15          -              -             -           15
Net (loss) for the period                                         -         -          -              -      (399,731)    (399,731)
                                         -------------   -----------  -------- -------------  ------------  -----------  ----------
BALANCES, December 31, 2000                                 154,768        15    322,095              -       (399,731)    (77,621)

Stock issued for conversion of
    note payable at $.97                March 20, 2001       39,674         4     38,474              -              -      38,478
Stock issued for services at $.64       March 20, 2001      187,913        19    120,246              -              -     120,265
Shares issued in acquisition of
    MarketCentral.net Corp at $.72      March 21, 2001      268,854        27    304,869              -              -     304,896
Stock issued for services at $.11          May 8, 2001       53,125         5      5,839              -              -       5,844
Stock issued for services at $.21        June 22, 2001       25,000         3      5,247              -              -       5,250
Stock issued for services at $.16        July 17, 2001      131,250        13     20,987              -              -      21,000
Stock issued in lieu of salary at $1.60  July 17, 2001      265,625        27    424,973              -              -     425,000
Stock issued for services at $2.40       July 23, 2001       31,250         3     74,997              -              -      75,000
Stock issued for services at $.11        July 23, 2001       46,875         5      5,151              -              -       5,156
Stock issued to purchase 3,191.50
membership interests in Ad Servers,
  LLC at $.09                            July 31, 2001       25,000         3      2,247              -              -       2,250
Stock issued to purchase 24,250
  membership interests in Ad
  Servers, LLC and 100% of OACI at $.09  July 31, 2001       31,250         3      2,810              -              -       2,813
Stock based compensation for
   investment in OACI                                             -         -      1,563              -              -       1,563
Stock options exercised at .12
less escrow fees of $1,756           September 6, 2001       62,500         6      5,738              -              -       5,744

Stock issued for services at $.01    September 7, 2001      125,000        13      1,237              -              -       1,250
Stock options exercised at .056
less escrow fees of $614            September 17, 2001       46,875         5      2,006              -              -       2,011
Stock options exercised at .035
less escrow fees of $614            September 28, 2001       75,000         8      2,003              -              -       2,011
Effect of reverse stock split       September 28, 2001       12,729         1          -              -              -           1

                                  (CONTINUED)


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM INCEPTION (AUGUST 2, 2000)
                              TO DECEMBER 31, 2001
                              ====================

                                                                  COMMON STOCK
                                                                  ------------
                                                                                                            (DEFICIT)
                                                                                                           ACCUMULATED
                                                                                                            DURING THE
                                                                            ADDITIONAL PAID  SUBSCRIPTION  DEVELOPMENT
                                          DATE ISSUED     SHARES     AMOUNT   IN CAPITAL      RECEIVABLE      STAGE         TOTAL
                                      ----------------   ----------  ---------  -------------  ------------  -----------  --------

Stock issued for note at $.09         October 10, 2001    6,000,000       600        539,400   (540,000)              -           -
Stock issued for services at $.13     October 17, 2001      250,000        25         32,475          -               -      32,500
Stock issued for services at $.13     October 19, 2001    1,726,217       173        224,235          -               -     224,408
Stock options exercised at .04
  less escrow fees of $141            October 24, 2001       15,000         2            457          -               -         459
Sale of common stock at $.04          November 6, 2001    5,048,716       505        179,936          -               -     180,441
Stock issued for patent rights
   at $.07                            December 3, 2001      100,000        10          6,990          -               -       7,000
Stock issued for services at $.10     December 3, 2001      940,000        94         65,706          -               -      65,800
Stock issued for services at $.16     December 5, 2001      140,000        14         22,386          -               -      22,400
Stock issued for deferred offering
    costs at $.07                     December 20, 2001   2,615,383       262        319,738          -               -     320,000
Stock based compensation                                           -        -        147,810          -               -     147,810
Net (loss)                                                         -        -              -          -      (1,333,943)(1,333,943)
                                      -----------------   ----------  ---------  -------------  ------------ -----------  ---------

BALANCES, December 31, 2001                               18,418,004   $1,845    $ 2,879,615    $ (540,000)   $(1,733,674) $607,786
                                      =================   ==========  =========  =============  ============  ============ ========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      =====================================

                                                                                              FOR THE PERIOD    FOR THE PERIOD
                                                                                FOR THE YEAR   FROM INCEPTION   FROM INCEPTION
                                                                                   ENDED     (AUGUST 2, 2000)  (AUGUST  2,  2000)
                                                                                DECEMBER 31,   TO DECEMBER 31,   TO DECEMBER 31,
                                                                                    2001           2000             2001
                                                                               --------------  --------------- ------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net  (loss)                                                                       $(1,333,943)  $(399,731)  $(1,733,674)
 Adjustments to reconcile net (loss) to net cash from
  operating activities:
   Depreciation                                                                         2,708         592         3,300
   Amortization                                                                        82,973           -        82,973
   Stock based compensation                                                           147,810           -       147,810
   Stock issued for services                                                        1,003,873      94,595     1,098,468
   Loss on equity investment                                                            3,141           -         3,141
 Changes in assets and liabilities:
   Accounts receivable, related party                                                 (19,837)    (14,314)      (34,151)
   Other current assets                                                                  (739)     (4,425)       (5,164)
   Prepaid expenses                                                                  (108,970)          -      (108,970)
   Accounts payable                                                                    (5,624)      7,373         1,749
   Accrued expenses                                                                   (29,282)    103,396        74,114
   Bank overdraft                                                                       1,890           -         1,890
                                                                                  ------------  ----------  ------------

         Net Cash (Used) by Operating Activities                                     (256,000)   (212,514)     (468,514)
                                                                                  ------------  ----------  ------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
 Equity investment                                                                     (4,630)          -        (4,630)
 Acquisition costs                                                                    (18,786)          -       (18,786)
 Purchase of equipment                                                                      -     (13,539)      (13,539)
                                                                                  ------------  ----------  ------------

         Net Cash (Used) by Investing Activities                                      (23,416)    (13,539)      (36,955)
                                                                                  ------------  ----------  ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
 Payments of convertible debt                                                         (42,500)          -       (42,500)
 Proceeds of notes payable                                                             29,803           -        29,803
 Proceeds of note payable, related party                                              100,000           -       100,000
 Proceeds from exercise of stock options                                               13,350           -        13,350
 Payment of stock option costs                                                         (3,125)          -        (3,125)
 Proceeds from sale of common stock                                                   180,441     227,500       407,941
                                                                                  ------------  ----------  ------------

       Net Cash Provided by Financing Activities                                      277,969     227,500       505,469
                                                                                  ------------  ----------  ------------

NET INCREASE (DECREASE) IN CASH                                                        (1,447)      1,447             -

CASH, beginning of period                                                               1,447           -             -
                                                                                  ------------  ----------  ------------

CASH, end of period                                                               $         -   $   1,447   $         -
                                                                                  ============  ==========  ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE  1  -  BUSINESS  ACTIVITY

MarketCentral.net Corp. (formerly known as FCOM, Inc.) ("Company") was incorporated in the State of Colorado on August 2, 2000. The Company is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7, and plans to be a provider of products and services that enable publishers, advertisers, direct marketers and promotional merchants to market products and/or advertisements to Internet service providers (ISP) subscribers. The Company also offers advertisers capabilities for advert delivery, targeting and audience tracking.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date.

The Company is currently devoting its efforts to raising capital and finalizing its products and services. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

CONSOLIDATION
-------------
The consolidated financial statements include the accounts of MarketCentral.net Corp. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

EQUITY  INVESTMENT
------------------
The Company accounts for its investment in AdServersOnline, LLC ("AdServers") under the equity method.

In August 2001 the Company entered into a asset purchase agreement to acquire 100% of Online Asset Courtesy, Inc. ("OACI"), whose only asset was 24,250 units of AdServers in exchange for 31,250 shares of the Company's common stock valued at $2,813 and a warrant to purchase 31,250 shares at $.10 for a period of three years valued at $1,563. The warrant was valued at fair market value using the Black Scholes Model. Significant assumptions used were a risk-free interest rate of 4.04% and volatility of 453%. Also in August 2001, the Company acquired an additional 3,191.50 units of AdServers for 25,000 shares of the Company's common stock valued at $2,250. The Company purchased 1,851.85 additional units in December 2001 for $4,630. As of December 31, 2001, the Company's equity investment in AdServers shared in 21.1% of the capital, 21.1% of the income and 5.2% of the losses of AdServers.

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

In January 2002 the Company issued warrants to certain partners of AdServers to purchase 200,000 shares of the Company's common stock at $.24 per share, expiring in 2005 for the completion of the software system to be used to sell the Company's products and services under the joint marketing agreement (See
Note 10). The fair market value of the warrants will be recorded as an additional capital contribution to AdServers.

COMMON  STOCK  SPLIT
--------------------
The board of directors declared a sixteen-to-one reverse stock split effective September 28, 2001 for stockholders of record on September 27, 2001. All per-share amounts and number of shares outstanding in this report have been restated retroactively for the reverse stock split.

The board of directors agreed to not further reverse-split the stock until after March 2003.

VALUATION  OF  THE  COMPANY'S  COMMON  STOCK
--------------------------------------------
Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Black-Scholes Model to estimate the fair market value.

REVENUE  RECOGNITION
--------------------
Revenue from license programs is recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to and through distributors and resellers is recorded when related products are shipped. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to undelivered elements, including technical support and Internet browser technologies, is based on the average sales price of those elements and is recognized ratably on a straight-line basis over the product's life cycle. When the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for returns, concessions, and bad debts during the periods ended
December  31,  2001  and  2000.

GOODWILL
--------
Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over five years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. Expected cash flows are discounted at a rate commensurate with the risk involved. Amortization expense for the year ended December 31, 2001 was $75,815.

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (the "FASB"), Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. SFAS 141 and 142 are effective for business combinations completed after June 30, 2001. Management is currently evaluating the effects of adoption of SFAS Nos. 141 and 142.

ADVERTISING  EXPENSES
---------------------
The Company expenses advertising costs as incurred. During the periods ended December 31, 2001 and 2000, the Company did not have significant advertising costs.

PROPERTY  AND  EQUIPMENT  DEPRECIATION
--------------------------------------
Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over five years, the estimated useful life of the assets. Total depreciation expense was $2,708 and $592 for the periods ended December 31, 2001 and 2000, respectively.

STOCK-BASED  COMPENSATION
-------------------------
The Company accounts for stock based compensation in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of APB No. 25. However, if the provisions of APB No. 25 are continued, proforma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. The Company recognizes compensation costs under the provisions of APB No. 25 and provides the expanded disclosure required by SFAS No. 123. (See Note 5)

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of Accounting Principles Board (APB) Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 including: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its results of operations or financial position.

EARNINGS  PER  COMMON  SHARE
----------------------------
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

CASH  AND  CASH  EQUIVALENTS
----------------------------
Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------
The carrying amounts of cash, accounts payable, accrued expenses, notes payable and convertible debt approximate fair value because of the short maturity of these items.

IMPAIRMENT  OF  LONG-LIVED  ASSETS
----------------------------------
The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets has been made.

CONCENTRATIONS  OF  CREDIT  RISK
--------------------------------
The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

DEFERRED  OFFERING  COSTS
-------------------------
Costs incurred in connection with the Company's anticipated stock offering are deferred and will be charged against stockholders' equity upon the successful completion of the offering or charged to expense if not successful. (See Note
10)

INCOME  TAXES
-------------
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. The deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. At December 31, 2001 a valuation allowance has been established for the deferred tax asset as management believes that it is more likely than not that a tax benefit will not be realized.

USE  OF  ESTIMATES  IN  THE  PREPARATION  OF  FINANCIAL  STATEMENTS
-------------------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION
----------------
Certain amounts reported in the Company's financial statements for the period ended December 31, 2000 have been reclassified to conform to the current year presentation.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------
In 2000 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption by the Company of Statement 133 did not impact the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". Management has accessed the implementation and determined that there is no significant impact on the consolidated financial statements of the Company.

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  3  -ACQUISITION

On March 21, 2001, the Company (FCOM) was acquired by MarketCentral.net Corp. The Company exchanged all of its issued and outstanding common stock, 741 A warrants and 741 B warrants exercisable at $8.00 and $16.00, respectively for 154,768 shares of MarketCentral.net Corp.'s common stock and acquired in a separate transaction from the majority stockholders of MarketCentral.net Corp. an additional 122,535 shares of common stock in exchange for a $325,000 convertible debenture. The convertible debenture was convertible at 60% of the average market price of the Company's common stock for the 30 preceding days at the option of the debenture holder. Immediately upon completion of the acquisition, the Company was relieved of $233,280 of the debt by releasing the shares to the debenture holders. Due to the fact that following the acquisition, the stockholders of FCOM were in control of the combined entity, the acquisition is accounted for as though the Company is the accounting acquirer and the acquisition is treated as a reverse acquisition for accounting purposes. The operations of MarketCentral.net Corp. are included in the financial statements beginning on March 21, 2001.

The  purchase  price  is  allocated  as  follows:



Accounts  payable  and  accrued  expenses       $    (91,020)
Notes  payable  stockholders                         (65,500)
Goodwill                                             553,151
                                                ---------------
                                                     396,631

Less
Notes  issued  for  debt  and  common  stock         (91,720)
Common  stock                                       (304,911)
                                                ---------------
                                                $          -
                                                ===============

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE  3  -ACQUISITION  (CONTINUED)

The following unaudited proforma condensed consolidating statement of operations for the year ended December 31, 2000 gives effect to the transaction as if it had occurred on January 1, 2000.


              FCOM, INC.
           FROM INCEPTION     MARKETCENTRAL.NET, CORP
        (AUGUST 2,2000) TO      FOR THE YEAR ENDED
           DECEMBER 31,            DECEMBER 31,         PROFORMA             PROFORMA
               2000                   2000             ADJUSTMENTS          CONSOLIDATED
             ----------          -----------           -----------          ------------
Revenues     $       -            $  11,029            $       -            $   11,029
Expenses       399,731              476,227              110,600               986,558
             ----------          -----------           -----------          -------------

Net loss     $(399,731)          $ (465,198)           $(110,600)           $ (975,529)
             ==========          ===========           ===========          =============

Loss  per  share                                                            $    (6.30)
                                                                            =============

The unaudited proforma condensed consolidated statement of operations was adjusted to reflect increased amortization expense of goodwill of $110,600 due to the acquisition.

NOTE  4-STOCKHOLDERS'  EQUITY

COMMON  STOCK
-------------
The Company had authorized 100,000,000 shares of $.0001 par value common stock. In January 2002 the board of directors approved an amendment to the articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 500,000,000.

PRIVATE  PLACEMENTS
-------------------
The Company completed a private placement for the sale of 455,000 shares of the Company's Common Stock for proceeds of $227,500 during the period ended December 31, 2000. In connection with the sale of Common Stock, the Company issued Class A Warrants to purchase 455,000 shares of the Company's Common Stock for $0.50 per share and Class B Warrants to purchase 455,000 shares of the Company's Common Stock for $1.00 per share. These warrants were subsequently converted to 741 Class A and 741 Class B Warrants and are exercisable at $8.00 and $16.00, respectively.

STOCK  OPTION  PLAN
-------------------
Effective November 2001 the Company's board of directors adopted the 2002 Stock Option Plan under which 1,000,000 shares of the Company's Common Stock were reserved for

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  4-STOCKHOLDERS'  EQUITY  (CONTINUED)

issuance at prices not less that 50% of the current market value on the date of grant. The board may grant options to employees, directors, officers, consultants, or advisors.

The following table summarizes all of the activity of options and warrants grants for the periods ended December 31, 2000 and 2001:

                                                                WEIGHTED
                                                                AVERAGE
                                     NUMBER  OF                 EXERCISE        EXERCISE
                             OPTIONS           WARRANTS          PRICE           AMOUNT
                             -------          ---------          -----          -------

Outstanding, August 2, 2000        -               -            $    -          $  -


Granted                            -              1,482          12.00             -
                            ---------       -----------       -----------     ------------

Outstanding, December 31,2000      -              1,482          12.00          17,784

Granted                      468,750          1,243,750            .45         775,313
Exercised                   (199,375)              -               .05         (10,228)
                            ---------       -----------       -----------     ------------

Outstanding,
December 31, 2001            269,375         1,245,232          $  .52        $782,869
                            =========       ===========       ===========     ============

In connection with a consulting agreement for financial services, the Company agreed to grant an option to purchase 150,000 shares of common stock at an exercise of $.50 per share upon the completion of services. The stock option was granted on January 7, 2002 and was immediately exercised to purchase 150,000 shares for $75,000 and contributed capital of $5,500, all which was paid in services.

SUBSCRIPTION  RECEIVABLE
------------------------
In connection with the President's employment agreement, the Company agreed to sell 6,000,000 shares of Common Stock at $.09 per share for a promissory note in the amount of $540,000. The promissory note bears interest at 3% with principal and accrued interest due October 10, 2006. No payments have been made or are due.

NOTE  5  -  STOCK-BASED  COMPENSATION

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $401,869 and $-0-during the years ended December 31, 2001 and 2000, respectively. The Company also had stock-based compensation which was recorded as capitalized prepaid consulting fees of

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================



NOTE  5  -  STOCK-BASED  COMPENSATION  (CONTINUED)

$101,970 and $-0- during the periods ended December 31, 2001 and December 31, 2000, respectively. In estimating the above expense, the Company used the Modified Black-Scholes European pricing model. The average risk-free interest rate used was 3.50%, volatility was estimated at 408.00%, the expected life was one year.

The Company did not adopt the fair value method with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method. Had the Company adopted the fair value method with respect to options issued to employees as well there would have been no charge to income in 2000 or 2001 because no stock options were issued during these years.

NOTE  6  -  NOTES  RECEIVABLE-RELATED  PARTY

In December 2001 the Company entered into three notes receivable with an officer/stockholder totaling $40,000. The notes are unsecured, due December 2006 and bear interest ranging from 3% to 5% per annum with principal and accrued interest due at maturity. The Company loaned the officer/stockholder an additional $70,000 subsequent to year end with similar note terms.

NOTE  7  -  NOTES  PAYABLE

The Company obtained one-year demand loans from a stockholder in the amount of $37,500 on August 9, 2000 and in the amount of $28,000 on November 7, 2000. The notes bear interest at the Chase Prime Rate plus 1% per annum. Unpaid principal after the due date shall accrue at 10% per annum. The notes have not been paid and terms are being negotiated.

In January 2001 the Company entered into a convertible debenture for $25,000. The debenture bears interest at 18% with principal and interest due February 1, 2002. The debenture was convertible into shares of common stock of a potential acquisition target only if the merger or acquisition occurred with this target company. The merger did not occur and the debt is no longer convertible. The note has not been paid and terms are being negotiated. Subsequent to year end accrued interest was paid.

NOTE  8  -  NOTES  PAYABLE  -  RELATED  PARTY

During February 2001 the Company borrowed $100,000 from a stockholder. The five-year loan is unsecured and bears interest at 5% with principal and accrued interest due at maturity.

NOTE  9  -  LINE  OF  CREDIT

The Company entered into an unsecured revolving line of credit in an amount not to exceed $5,000. Borrowings bear interest at 14.9% and either party may cancel the agreement at any time.

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES

EMPLOYMENT  AGREEMENTS
----------------------
In October 2001 the Company entered into an employment agreement with its Chairman & CEO extending through October 10, 2006. The Company is required to pay a base salary, which may be increased by the Board of Directors, of $125,000 annually and bonuses from 10% to 60% of the annual salary.

INVESTMENT  AGREEMENT
---------------------
In December 2001 the Company entered into an investment agreement to sell up to 65,000,000 shares of the Company's common stock having an aggregate purchase price of $10,000,000 over a four-year period beginning upon a registration statement being declared effective. The Company decides the number of shares to sell during a 10-day period each quarter. The purchase price of the shares is subject to certain limitations based on the market price and trading volume of the Company's common stock. The Company paid a placement fee and an advisory fee equal to 5% to the sales purchase amounts. The Company issued 865,384 shares of common stock valued at $112,500 as an advisory fee and issued 288,461 shares of common stock valued at $37,500 as a commitment fee. These fees have been recorded as deferred offering costs until the Company sells common stock under the agreement.

In addition, the Company entered into an escrow agreement to sell the common stock and established an escrow fund account. The Company issued 1,153,846 shares of common stock valued at $150,000 as a placement fee and has recorded these fees as deferred offering costs. The proceeds from sales of common stock under the investment agreement will be deposited into an escrow account money market fund. The interest income earned will be retained by the escrow agent as payment of fees and expenses. The bank has a first priority lien on the escrow account.

The Company issued 307,692 shares of common stock valued at $20,000 for legal fees related to the Investment Agreement.

JOINT  MARKETING  AGREEMENT
---------------------------
In July 2001 the Company entered into a joint marketing agreement with AdServers to act as the exclusive sales representative for the Company's products and services for a period of three years and may be automatically renewed for successive one-year periods. The Company shall pay commissions of 20% or 50% on net revenues generated from the sale of the Company's non-primary and primary products and services, respectively.

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

STOCK  SALE  AGREEMENT
----------------------
In October 2001 the Company entered into a stock sale agreement with an international company to sell up to 8.4 million restricted shares of common stock until fully sold or December 31, 2001. The Company also agreed to issue three-year warrants to purchase 50,000 shares of common stock at 120% of the closing bid price prior to the date funding is received for every $50,000 funded. As of the end of the period 5,048,716 shares were sold for $180,441 and the Company issued 150,000 warrants. Subsequent to year end the Company issued an additional 50,000 warrants and simultaneously cancelled the 200,000 warrants outstanding and 336,000 shares of common stock at $.17 per share were issued as a consulting fee.

OFFICE  LEASE
-------------
The Company rents office space under an operating lease beginning May 15, 2001 and ending August 31, 2002.

Rent expense was $37,064 and $13,979 for the periods ended December 31, 2001 and 2000, respectively.

SECURITIES  SALE  AGREEMENT
---------------------------
On January 31, 2002 the Company entered into a securities sale agreement with a group of investors providing for the issuance of 12% secured convertible debentures in the aggregate principal amount of $500,000 due January 31, 2003 and warrants to purchase 1,000,000 shares of common stock at a conversion price calculated at the time of conversion for the aggregate consideration of $500,000. On January 31, 2002, the Company received $250,000. All assets of the Company secure the debentures. Interest is payable on dates at the option of the holder. The debentures are convertible into shares of common stock at the lesser of $.075 per share or 50% of the market price of the Company's common stock for the average of the lowest three trading prices during the 20-day period prior to conversion. The Company will record $250,000 as interest expense for the beneficial conversion feature related to the debenture during the first quarter of 2002.

CONSULTING  AGREEMENTS
----------------------
In July the Company issued 62,500 shares of restricted common stock valued at $10,000 for consulting services for one year. In November 2001 the Company issued an additional 940,000 shares of restricted common stock valued at $65,800 to this consultant under a one-year consulting agreement for similar consulting services.

In March 2001 the Company entered into a consulting agreement for financial services for a term of one year. During the agreement and up to three years after its expiration, in March 2002, the Company shall pay a 3% fee upon the closing of any debt financing introduced by the consultant. In addition, the Company issued 31,250 shares of common stock as an engagement fee valued at $20,000. In September 2001 the Company entered into an additional consulting agreement with this consultant for financial services for a term of one year and issued 62,500 shares of common stock valued at $625 as an engagement fee.

                     MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

In March 2001 the Company entered into a consulting agreement to identify suitable merger/acquisition candidates and secure required debt financing for a term of one year. During the agreement and up to three years after its expiration, the Company shall pay a 3.5% fee upon the closing of any debt financing or successful merger/acquisition introduced by the consultant. In addition, the Company issued 18,750 shares of common stock as an engagement fee valued at $12,000. In May 2001 the agreement was amended to provide strategic planning services, expiring in March 2002, and issued 25,000 shares of common stock valued at $12,000.

In May 2001 the Company entered into a consulting agreement for financial advisory services for a term of one year in exchange for 62,500 shares of common stock valued at $10,000 and a five-year warrant to purchase 62,500 shares of common stock at $1.60 per share. (See Note 5).

In June 2001 the Company entered into a consulting agreement for technology integrations services for a term of 6 months. The Company issued 25,000 shares of common stock valued at $5,250. In August 2001 the Company entered into an additional consulting agreement with this consultant for technology integrations services for a term of 6 months, running concurrent with the prior agreement. An additional 62,500 shares of common stock were issued valued at $625. In October 2001 the Company entered into another consulting agreement with this consultant for Internet consulting services for a term of 6 months, running concurrent with the prior agreements, in exchange for 100,000 shares of common stock. In lieu of issuing these shares, subsequent to year-end the Company issued warrants to purchase 100,000 shares of common stock at $.24 per share and expiring in 2005.

In  July  2001  the  Company  entered  into  a consulting agreement for Internet
Protocol Interface Programming services for a term of 6 months. The Company issued 46,875 shares of common stock valued at $5,156.

In July 2001 the Company entered into a consulting agreement for public relations efforts with the European financial community for a term of 6 months. The Company issued 31,250 shares of common stock in lieu of cash of $75,000 per the agreement.

In July 2001 the Company entered into a consulting agreement for technology consulting services for a term of one year in exchange for 6,250 shares of common stock valued at $1,000 as a consulting fee. An additional consulting agreement for similar services was entered into in October 2001 in exchange for a three-year warrant to purchase 500,000 shares of common stock at $.11 per share.

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

In August 2001 the Company entered into a consulting agreement for promoting and developing a market for the Company's products and services through various contacts for a period of one year. The Company granted a stock option to purchase 468,750 shares of the Company's common stock at an exercise price equal to 50% of the lowest closing bid price on the day a notice of exercise is received by the Company. The stock option expires in August 2002. (See Note
5). The Company and the consultant appointed an escrow agent in connection with this stock option and have agreed to share equally in payment of the $7,500 fee. During 2001 199,375 stock options were exercised at prices ranging from $.035 to $.12 for $10,225 net of escrow fees of $3,125.

In October 2001 the Company entered into a consulting agreement for acquisition, due diligence services and translation services for a term of 6 months. The Company issued 250,000 shares of common stock valued at $32,500 as a consulting fee.

In November 2001 the Company entered into a consulting agreement for management of sales and marketing resources for a term of 6 months. The Company issued 140,000 shares of common stock valued at $22,400 as a consulting fee.

In January 2002 the Company entered into a three-month consulting agreement for strategic and company development consulting in exchange for $33,750 per month and 300,000 shares of common stock.

NOTE  11  -  RELATED  PARTY  TRANSACTIONS

In March 2001 the Company entered into a consulting agreement with a stockholder of the Company to identify suitable merger/acquisition candidates and secure debt financing for a term of one year in exchange for 50,000 shares of common stock valued at $32,000. During the agreement and up to three years after its expiration, the Company shall pay a 3.5% fee upon the closing of any debt financing or successful merger/acquisition introduced by the consultant. In May 2001 the agreement was amended to provide strategic planning services, expire in March 2002, and issue 28,125 shares of common stock valued at $3,094 in lieu of the fee. The agreement was further amended in February 2002 to expire in February 2003 and the Company issued 750,000 shares of common stock as a consulting fee.

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  12  -  EARNINGS  PER  SHARE


                                                   FOR  THE  YEAR  ENDED  DECEMBER  31,  2001
                                                  -------------------------------------------
                                                                                             PER
                                                  INCOME               SHARES               SHARE
                                               (NUMERATOR)          (DENOMINATOR)           AMOUNT
                                              ---------------     ----------------    --------------
BASIC  EPS
 (Loss)  available to common stockholders    $  (1,333,943)          3,602,309             $  (.37)

EFFECT  OF  DILUTIVE  SECURITIES
 Options  and  warrants                              -                   -                       -
                                             ----------------     ----------------    --------------

DILUTED  EPS
 (Loss) available to common
  stockholders including assumed
  conversions                                $  (1,333,943)          3,602,309            $  (.37)
                                             ================     ================    ==============

As of December 31, 2001 there were 1,514,607 warrants and options outstanding which were not included in the diluted earnings per share because their effect was anti-dilutive for the period presented.


                                                   FOR  THE  YEAR  ENDED  DECEMBER  31,  2000
                                                  -------------------------------------------
                                                                                             PER
                                                  INCOME               SHARES               SHARE
                                               (NUMERATOR)          (DENOMINATOR)           AMOUNT
                                              ---------------     ----------------    --------------

BASIC  EPS
 (Loss) available to common stockholders      $  (399,731)            154,768            $  (2.58)

EFFECT  OF  DILUTIVE  SECURITIES
 Options  and  warrants                              -                    -                    -
                                              ---------------     ----------------    --------------

DILUTED  EPS
 (Loss)  available  to  common
  stockholders  including  assumed
  conversions                                 $  (399,731)            154,768            $ (2.58)
                                              ================    ================    ===============

NOTE  12  -  EARNINGS  PER  SHARE  (CONTINUED)

As of December 31, 2001 there were 1,482 warrants outstanding which were not included in the diluted earnings per share because their effect was anti-dilutive for the period presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 25, 2002 the Company dismissed Rogoff & Company, located in New York, as the Company's principal accountant and engaged A.J. Robbins, P.C., as its principal independent accountant to audit the financial statements of the Company for the year ended December 31, 2001.

     The reports of Rogoff & Company on the Company's financial statements for the years ended December 31, 1999 and 2000 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     The decision to change accountants was approved by the Company's Board of Directors on January 25, 2002. The Board of Directors determined that the Company's auditing needs could be handled by A.J. Robbins, P.C., as efficiently and more economically compared to the former accounting firm.

     During the years ended December 31, 1999 and 2000, there were no disagreements with Rogoff & Company on any matter of accounting principles or practices, financial statement, disclosures or audit scope or procedure, which disagreements if not resolved to the satisfaction of Rogoff & Company would have caused them to make reference thereto in their reports on the financial statements for such periods.


                                    PART  III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

     Our  directors  and  executive  officers  are  as  follows:


Name                   Age                         Title
------------          ----  ------------------------------------------------

Paul  Taylor           43     Chairman,  President,  Secretary and Treasurer


     Our director holds office until the next annual meeting of our stockholders or until his successor is duly elected and qualified. Our executive officer serve at the pleasure of the Board of Directors. Set forth below is a summary description of the principal occupation and business experience of our director and executive officer for at least the last five years.

PAUL TAYLOR. Paul Taylor has served as our Chairman, Chief Executive Officer, Secretary, and Treasurer since April 2000. Since August 2000 Mr. Taylor has also served as a director of FCOM, Inc. From 1999 through 2000, Mr. Taylor worked for a venture capital firm in New York, E-nginuty LLC and from 1998 through 1999 worked for Traughtman Wasserman and Co., a New York broker-dealer. From 1995 to 1998, Mr. Taylor co-founded Hyde Park Advisors and served as a principal of Hyde Parks Advisors a NASDAQ member, broker dealer affiliate of Regency Capital Partners. From 1993 to 1995, Mr. Taylor served as a Senior Vice President of W.J. Nolan and Company; a New York based Bond Brokerage House. From 1990 to 1993, Mr. Taylor co-founded the BGL Offshore Fund.

Significant Consultant

ESPER GULLATT JR. Esper Gullatt Jr. has served as a consultant since July, 2001. For the period from October, 2000 through July, 2001, Mr. Gullatt worked for FCOM providing business development services. From March 1999 through October 2000 Mr. Gullatt worked for Telecom Wireless Corporation as Executive Vice President Business Operations. From July 1998 to March, 1999 Mr. Gullatt served as the Chief Executive Officer for Capstone Group Corporation located in Englewood Colorado and he served as the Chief Financial Officer for Data Cellular Computer Solutions from October 1995 through July 1998.

      In February, 2002 we entered into an agreement with Esper Gullatt, Jr. for a twelve month period whereby Mr. Gullatt's responsibilities include providing consulting services related to the financial preparation of MarketCentral.net Corp and/or our subsidiaries. We agreed to issue to Mr. Gullatt a fee of 750,000 restricted shares of our common stock.


INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

      We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.



ITEM 11. EXECUTIVE  COMPENSATION

Summary  Compensation  Table

     The following table sets forth summary information concerning compensation awarded to, earned by or paid to Paul Taylor, our Chairman and Chief Executive Officer, for the year ended December 31, 2001. The "named executive officer" received perquisites and other personal benefits in addition to salary and bonus during the periods stated. Our president did not receive a salary and cash bonus in excess of $100,000 for services rendered during those fiscal years.

                           SUMMARY  COMPENSATION  TABLE
                             Long-Term  Compensation
                          -----------------------------
         Annual  Compensation                 Awards        Payouts
        ---------------------                 ------        -------
Name  and                             Restricted
Principal                             Stock
Position(s)        Year    Salary($)  Bonus($)  Other($)  Awards(#  shares)
                                              Compensation

Paul  Taylor     2001      $125,000            6,000,000(*)


 ____________

(*) Pursuant to Mr. Taylor's employment agreement, Mr. Taylor agreed to purchase 6,000,000 shares of our restricted common stock at the purchase price of $.09 per share for which payment we accepted a five year promissory note.


OPTION  GRANTS  IN  FISCAL  YEAR  2001

     We have not granted any options to our officers or directors to purchase shares of our common stock for the fiscal year ended December 31, 2001.


EMPLOYMENT  AGREEMENTS

     On October 10, 2001 we entered into an employment agreement to retain the services of Paul R. Taylor to serve as our chairman for a term of five years.
Pursuant to the agreement we have agreed to pay Mr. Taylor a base salary of $125,000 per year and bonuses. Also pursuant to the employment agreement, Mr. Taylor agreed to purchase 6,000,000 shares of our restricted common stock at the purchase price of $.09 per share for which payment we accepted a five year promissory note at 3% interest per year. We have also agreed to provide Mr. Taylor with director's and officer's insurance of up to $1,000,000 which insurance we have not yet obtained. Included in the agreement, Mr. Taylor has executed a confidentiality and a non-compete clause for the term of his employment.

STOCK  PLANS

     Effective November 27, 2001 we adopted a 2002 stock option plan ("Plan")to provide a means of non-cash remuneration to selected eligible participants who contribute most to our operating progress and earning power. Pursuant to the Plan, we have a total number of 1,000,000 shares of our common stock reserved for issuance either directly as stock awards or as shares of common stock underlying options granted. The Plan will terminate on November 26, 2005. On December 4, 2001 we registered the shares of our common stock which underlie our Plan on a Form S-8 registration statement. On January 7, 2002, under our Plan, we granted a five year stock option to purchase 150,000 shares of our common stock exercisable at $.50 per share which options have since been exercised.


ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS  AND  MANAGEMENT

     The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

     The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after March 15, 2002. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

                             Number  of  shares  of         Percent  of
                             common  stock                  common  stock
                             beneficially                   beneficially
Name  of                     owned  or  right               owned  or  right
Beneficial  Owner            to  direct  vote(1)            to direct vote (1)
-------------------        -----------------------         -----------------
Paul  Taylor                      6,259,588(2)                 26.7%
Chairman
6401  South  Boston  Street
Englewood,  CO  80111

All  officers  and  directors     6,259,588(2)                 26.7%
as  a  group  (1  person)
___________

(1) Such figures are based upon 23,417,170 shares of our common stock outstanding as of March 15, 2002. Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(2) Such figure includes 16,283 shares owned by Mr. Taylor's wife and 16,283 owned by Mr. Taylor's child.

(3) The named stockholder beneficially owns an aggregate of 1,153,845 shares of the Company's Common Stock. The general partner of Dutchess Private Equities Fund LP is Dutchess Capital Management, LLC. The principals and managing members of Dutchess Capital Management, LLC that have decision making authority are Michael A. Novielli and Douglas H. Leighton. The directors and principals of Dutchess Advisors, Ltd. that have decision making authority are Michael A. Novielli, its President, and Douglas H. Leighton, its Secretary.


ITEM 13. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     We obtained a demand loan from one of our stockholders, Frank Evanshen, in the amount of $37,500 on August 9, 2000, and in the amount of $28,000 on November 7, 2000. The notes bear interest at the Chase Prime Rate plus 1% per annum. Unpaid principal after the due/demand date will accrue interest at 10% per annum. As of March 15, 2002 the principal amount and interest for such loans remain outstanding.

     We paid indirect compensation to Roy Spectorman, our former President, in the amount of $9,000 per month, by virtue of a management services agreement with New Horizons Assets Management Corp., a former consultant to us, of which Mr. Spectorman is the president and beneficial owner. We also utilized a portion of the business facilities, computers, telephone and office supplies of New Horizons Asset Management Corp.

     Pursuant to an employment agreement, Mr. Taylor, our Chairman agreed to purchase 6,000,000 shares of our restricted common stock from us at the purchase price of $.09 per share for which payment we accepted a five year promissory for $540,000 at an annual interest rate of 3%.

     In January 2001 FCOM, Inc. entered into a convertible debenture with our former chief financial officer, Michael Hudson. Mr. Hudson was terminated on February 6, 2002. Pursuant to the debenture, FCOM, was to repay Mr. Hudson $25,000 by February 1, 2002 plus interest calculated at the rate of 18%. Such debenture was convertible into shares of Northstar Network Corp. had we completed a contemplated merger with Northstar. The principal of such debenture has not yet been repaid by FCOM and remains outstanding.

     In February 2001 FCOM, Inc. borrowed $100,000 from its consultant Esper Gullatt, Jr. due on February 27, 2007 with interest payment at the rate of %5 per annum.

     In December 2001 we loaned our Chairman, Paul Taylor, an aggregate of $40,000 pursuant to three executed promissory notes which terms include repayment of the principal loan plus accrued interest at the rate of 5% per annum. Interest shall be computed on the basis of a 360 day year. $20,000 of such loans are due on December 10, 2006 and the remaining $20,000 shall be due on December 21, 2006.

     In February 2002, we loaned our Chairman, Paul Taylor, an aggregate of $70,000 pursuant to five executed promissory notes payable with interest at the rate of 5% per annum. Such notes are due and payable as follows: (i)$10,000 due on February 20, 2007, (ii) $10,000 due on February 1, 2007, (iii) $25,000 due on February 4, 2007,(iv) $15,000 due on February 6, 2007 and (v)$10,000 due on February 13, 2007.

     On June 28, 2001, AdserversOnline issued to Zachary Taylor, the minor son of Paul Taylor, was issued 1.5 membership units of AdserversOnline and Esper Gullatt, a former executive of FCOM, Inc., was issued 1.5 membership units of AdserversOnline.



                                    PART  IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

(1)  Financial  Statements

(2)  Exhibits


Exhibit  No.                            Description
-----------                             -----------

3.0 Articles of Amendment for MarketCentral.net Corp. (a Texas corporation) filed with the Commission on April 28, 1999 as Exhibit 2.0 to the Company's Form 10SB12G (File No. 000-25891)

3.1 Articles of Amendment to the Articles of Incorporation: All American Consultant Aircraft, Inc. filed with the Commission on April 28, 1999 as Exhibit
2.1  to  the  Company's  Form  10SB12G  (File  No.  000-25891)

3.2 Articles of Incorporation: Great American Leasing, Inc. filed with the Commission on April 28, 1999 as Exhibit 2.2 to the Company's Form 10SB12G (File No. 000-25891)

3.3 By-Laws filed with the Commission on April 28, 1999 as Exhibit 2.3 to the Company's Form 10SB12G (File No. 000-25891)

3.4 Articles of Incorporation of MarketCentral.Net Corp. (a Delaware corporation, filed with the Commission on April 28, 1999 as Exhibit 2.4 to the Company's Form 10SB12G (File No. 000-25891)

3.5. 2002 Stock Option Plan filed as Exhibit 2.0 to the Company's Form S-8 filed with the Commission on December 4, 2001 (File No. 333-74466)

10.1 Plan of Reorganization and Acquisition between MarketCentral.net Corp. and FCOM Inc. filed as Exhibit 2.2 to the Company's Form 10KSB (File No. 000-25891) as filed with the Commission on April 2, 2001

10.13 Form of Investment Agreement between the Company, Dutchess Private Equities Fund, LP and PLJ Limited, LLP dated December 10, 2001

10.14 Form of Registration Rights Agreement dated December 10, 2001 between the Company, and Dutchess Private Equities Fund and PLJ Limited, LLP

10.15 Form of Escrow Agreement dated December 10, 2001, between the Company and May Davis Group, Inc.

10.16 Marketing Agreement between the Company and Adserversonline, LLC dated July 18, 2001 filed as an exhibit to the Company's Form SB2 filed with the Commission on March 18, 2002 and incorporated by reference herein.

10.17 Asset Purchase Agreement dated August 9, 2001 between the Company and Computer Hardware Corporation filed as an exhibit to the Company's Form SB2 filed with the Commission on March 18, 2002 and incorporated by reference herein.

10.18 Consulting Agreement dated January 31, 2002 between The N.I.R. Group, LLC and the Company filed as an exhibit to the Company's Form SB2 filed with the Commission on March 18, 2002 and incorporated by reference herein.

10.19 Form of Securities Purchase Agreement dated January 31, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and the Company filed as Exhibit
10.2 to the Company's Form 8K filed with the Commission on February 7, 2002 (File No. 000-25891)

10.20 Form of Stock Purchase Warrant dated January 31, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and the Company filed as Exhibit
10.3 to the Company's Form 8K filed with the Commission on February 7, 2002 (File No. 000-25891)

10.21 Form of Secured Convertible Debenture dated January 31, 2002 AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and the Company filed as Exhibit
10.4 to the Company's Form 8K filed with the Commission on February 7, 2002 (File No. 000-25891)

10.22 Form of Registration Rights Agreement dated January 31, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and the Company filed as Exhibit
10.6 to the Company's Form 8K filed with the Commission on February 7, 2002 (File No. 000-25891)

10.23 Security Agreement dated January 31, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and the Company filed as Exhibit 10.5 to the
Company's Form 8K filed with the Commission on February 7, 2002 (File No. 000-25891)

10.24 Agreement dated March 6, 2002 between the Company and Atlantis Investments Limited filed as an exhibit to the Company's Form SB2 filed with the Commission on March 18, 2002 and incorporated by reference herein.

23.1      Consent  of  AJ. Robbins, P.C.


(b) Reports on Form 8-K
There were no reports filed on a Form 8-K for the fourth quarter of the fiscal year ended December 31, 2001.

Subsequent Reports:
A Current Report on Form 8-K relating to the Company's sale of its convertible debentures was filed with the Commission on February 7, 2002. A Current Report on Form 8-K relating to the Company's change of auditors was filed with the Commission on February 5, 2002. A Current Report on Form 8-K relating to a change of control of the Company was filed on January 4, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2002                    MARKETCENTRAL.NET CORP.
                                         By: /s/ Paul R. Taylor
                                         -----------------------
                                         Paul R. Taylor,
                                         Principal Executive Officer and
                                         Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 18, 2002

/s/ Paul R. Taylor                   Chairman, Principal Executive Officer and
Paul R. Taylor                       Principal Accounting Officer