Form 10QSB/A
period 2001-03-31
MARKETCENTRAL NET CORP
filed 2002-04-25
CIK 1068170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB-A2

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended March 31, 2001


             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period ___________ to ___________

                       Commission File Number:  000-25891


                             MarketCentral.net Corp

             (Exact name of Registrant as specified in its charter)


Texas                                                                 76-0270330
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


                          ITEM 1. FINANCIAL STATEMENTS

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A/ FCOM, INC.)
                           CONSOLIDATED BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $   2,162
  Employee receivable . . . . . . . . . . . . . . . . .     10,263
  Interest receivable, related party. . . . . . . . . .      1,622
  Deposits. . . . . . . . . . . . . . . . . . . . . . .      4,425
  Prepaid expenses. . . . . . . . . . . . . . . . . . .     29,333
                                                         ----------

  Total Current Assets. . . . . . . . . . . . . . . . .     47,805
                                                         ----------

EQUIPMENT, net of accumulated depreciation of $1,269. .     12,270

NOTES RECEIVABLE, related party . . . . . . . . . . . .     14,314

OTHER INTANGIBLES . . . . . . . . . . . . . . . . . . .     18,786

GOODWILL, net of accumulated amortization of $2,273 . .    550,878
                                                         ----------

                                                         $ 644,053
                                                         ==========


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . .  $  28,938
  Accrued expenses. . . . . . . . . . . . . . . . . . .    175,753
  Notes payable . . . . . . . . . . . . . . . . . . . .    115,742
                                                         ----------

    Total Current Liabilities . . . . . . . . . . . . .    320,433
                                                         ----------

LONG-TERM DEBT, related party . . . . . . . . . . . . .    100,000
                                                         ----------

    Total Liabilities . . . . . . . . . . . . . . . . .    420,433
                                                         ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock - $0.0001 par value; 100,000,000 shares
     authorized; 10,419,344 issued and outstanding. . .      1,040
  Additional paid-in capital. . . . . . . . . . . . . .    784,708
  (Deficit) accumulated during the development stage. .   (562,128)
                                                         ----------

    Total Stockholders' Equity (Deficit). . . . . . . .    223,620
                                                         ----------

                                                         $ 644,053
                                                         ==========

  The accompanying notes are an integral part of these financial statements.

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               FOR THE PERIOD
                                            FOR THE THREE      FROM INCEPTION
                                            MONTHS ENDED      (AUGUST 2, 2000)
                                           MARCH 31, 2001    TO MARCH 31, 2001
REVENUE: . . . . . . . . . . . . . . . .  $             -   $                -
                                          ----------------  -------------------
COSTS AND EXPENSES:
  General and administrative expense . .          159,902              559,041
  Depreciation and amortization. . . . .            2,950                3,542
                                          ----------------  -------------------
    Total Operating Expenses . . . . . .          162,852              562,583
                                          ----------------  -------------------
OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . .            1,622                1,622
  Interest expense . . . . . . . . . . .           (1,167)              (1,167)
                                          ----------------  -------------------
    Net Other Income (Expense) . . . . .              455                  455
                                          ----------------  -------------------
NET (LOSS) . . . . . . . . . . . . . . .  $      (162,397)  $         (562,128)
                                          ================  ===================

NET (LOSS) PER SHARE, BASIC AND DILUTED.  $         (0.05)
                                          ================

WEIGHTED AVERAGE SHARES OUTSTANDING, . .        3,399,312
                                          ================
  BASIC AND DILUTED

  The accompanying notes are an integral part of these financial statements.

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A/ FCOM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                                     For the Period
                                                                   For the Three     From Inception
                                                                   Months Ended     (August 2, 2000)
                                                                  March 31, 2001    to March 31, 2001
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (162,395)  $         (562,126)
Adjustments to reconcile net (loss) to net cash from operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . .            2,949                3,541
  Stock issued for services at $.04 per share . . . . . . . . .          120,264              120,264
  Stock issued for compensation at $.001 per share. . . . . . .                -               94,595
  Changes in assets and liabilities:
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .          (29,333)             (29,333)
  Accounts receivable, related parties. . . . . . . . . . . . .                -              (14,314)
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . .          (11,885)             (16,310)
  Accounts payable and accrued expenses . . . . . . . . . . . .            2,901              113,670
                                                                 ----------------  -------------------

    Net Cash (Used) by Operating Activities . . . . . . . . . .          (77,499)            (290,013)
                                                                 ----------------  -------------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of equipment . . . . . . . . . . . . . . . . . . . .                -              (13,539)
  Acquisition costs . . . . . . . . . . . . . . . . . . . . . .          (18,786)             (18,786)
                                                                 ----------------  -------------------
    Net Cash (Used) by Investing Activities . . . . . . . . . .          (18,786)             (32,325)
                                                                 ----------------  -------------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from sale of common stock. . . . . . . . . . . . . .                -              227,500
  Proceeds of note payable, related party . . . . . . . . . . .          100,000              100,000
  Proceeds of notes payable . . . . . . . . . . . . . . . . . .           25,000               25,000
  Payments of convertible debt. . . . . . . . . . . . . . . . .          (28,000)             (28,000)
                                                                 ----------------  -------------------
    Net Cash Provided by Financing Activities . . . . . . . . .           97,000              324,500
                                                                 ----------------  -------------------
INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . .              715                2,162
Cash, beginning of period . . . . . . . . . . . . . . . . . . .            1,447                    -
                                                                 ----------------  -------------------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . .  $         2,162   $            2,162
                                                                 ================  ===================
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .  $             -   $                -
                                                                 ================  ===================
  Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             -   $                -
                                                                 ================  ===================

  The accompanying notes are an integral part of these financial statements.

NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MarketCentral.Net Corp. (the "Company") and its wholly owned subsidiaries. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim financial statements for the three months ended March 31, 2001 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB of the year ended December 31, 2000.

Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current year presentation.

NOTE  2  -  ACQUISITION

On March 21, 2001, FCOM, Inc. was acquired by MarketCentral.net Corp. FCOM exchanged all of its issued and outstanding common stock, 11,854 A warrants and 11,854 B warrants exercisable at $.50 and $1.00, respectively for 2,476,288 shares of MarketCentral.net Corp.'s common stock and acquired in a separate transaction from the majority stockholders of MarketCentral.net Corp. an additional 1,960,560 shares of common stock in exchange for a $325,000 convertible debenture. The convertible debenture was convertible at 60% of the average market price of FCOM's common stock for the 30 preceding days at the option of the debenture holder. Immediately upon completion of the acquisition, FCOM was relieved of $233,280 of the debt by releasing the shares to the debenture holders. Due to the fact that following the acquisition, the stockholders of FCOM were in control of the combined entity, the acquisition is accounted for as though FCOM is the accounting acquirer and the acquisition is treated as a reverse acquisition for accounting purposes.

NOTE  3  -  NOTES  PAYABLE  AND  CONVERTIBLE  DEBT

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

NOTE  4  -  NOTES  PAYABLE  -  RELATED  PARTY

During February 2001 the Company borrowed $100,000 from a stockholder. The five-year loan is unsecured and bears interest at 5% with principal and accrued interest due at maturity.

NOTE  5  -  STOCKHOLDERS'  EQUITY

In March 2001 the Company entered into various consulting agreements to identify suitable merger/acquisition candidates, to secure required debt financing, and for financial services for a term of one year. In connection with the agreements, the Company issued 2,206,608 shares of common stock valued at $88,265.

In March 2001, the Company issued 634,780 shares of common stock valued at $.06 per share representing a conversion of a $38,478 note payable.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

In March 2001 the Company entered into a consulting agreement with a stockholder of the Company to identify suitable merger/acquisition candidates and secure debt financing for a term of one year in exchange for 800,000 shares of common stock valued at $32,000. During the agreement and up to three years after its expiration, the Company shall pay a 3.5% fee upon the closing of any debt financing or successful merger/acquisition introduced by the consultant.


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

PLAN  OF  OPERATION

We are a development stage provider of products and services that enable publishers, advertisers, direct marketers and promotional merchants to market products and/or advertisements to Internet service providers (ISP) subscribers. We offer advertisers capabilities for advert delivery, targeting and audience tracking.

The Company does not anticipate any significant purchases or sales or equipment during the next twelve months and has not engaged in any research and development activities since inception.

RESULTS  OF  OPERATIONS

During the three months ended March 31, 2001, we had limited operations, and therefore, we believe that a comparison of the results of operations of the Company's predecessor for the three months ended March 31, 2000 has limited value for evaluating trends or as a basis for predicting future results.

During the three months ended March 31, 2001, the Company had a net loss of $162,397. The Company incurred general and administrative costs of $159,902 during this period. A substantial portion of the expenses consisted of consulting and salary expenses.

     Interest  expense  was  $1,167  for  the three months ended March 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

We finance our operations and capital requirements primarily through private debt and equity offerings.

We  currently  have  no  material  commitments  for  capital  requirements.

As of March 31, 2001 the Company had cash and cash equivalents of $2,162. Total assets were $644,053 at March 31, 2001. A major portion of that amount was the $550,878 of goodwill, net of accumulated amortization of $2,273 that was the result of the purchase of FCOM, Inc.

For the three-month period ended March 31, 2001 the net cash used in operating activities was ($77,499). The Company's net cash used in investing activities was ($18,786). The net cash that was provided by financing activities was $97,000 this quarter.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", which had an initial adoption date of January 1, 2000. In June 1999 the FASB issued SFAS No. 137, which delayed the effective date for implementing SFAS No. 133 until the beginning of 2001. In June 2000 the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 with the objective of easing the implementation difficulties expected to arise. MarketCentral.net adopted SFAS No. 133 as amended by SFAS No. 138 effective January 1, 2001. The adoption of SFAS No. 133 had no material impact on MarketCentral.net's financial conditions or results of operations.

In December 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000 the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". Management has accessed the implementation and determined that there is no significant impact on the consolidated financial statements of the Company.

     SEASONALITY
We  do  not  believe  that  our  business  is  seasonal.

                           PART II - OTHER INFORMATION

None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 18, 2002.

MARKETCENTRAL.NET  CORP.
(Registrant)

By:  /s/  Paul  R.  Taylor
Paul  R.  Taylor
Chief  Executive  Officer,
Principal Executive Officer
and Principal Accounting Officer