Form 10QSB/A
period 2001-06-30
MARKETCENTRAL NET CORP
filed 2002-04-25
CIK 1068170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended June 30, 2001


             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period ___________ to ___________

                        Commission File Number:  0-25891

                             MarketCentral.net Corp.
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


                          ITEM 1. FINANCIAL STATEMENTS

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A/ FCOM, INC.)
                           CONSOLIDATED BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $     139
  Employee receivable . . . . . . . . . . . . . . . . .     10,263
  Interest receivable, related party. . . . . . . . . .      3,259
  Deposits. . . . . . . . . . . . . . . . . . . . . . .        250
  Prepaid expenses. . . . . . . . . . . . . . . . . . .     33,980
                                                         ----------
  Total Current Assets. . . . . . . . . . . . . . . . .     47,891
                                                         ----------
EQUIPMENT, net of accumulated depreciation of $1,946. .     11,593
NOTES RECEIVABLE, related party . . . . . . . . . . . .     14,314
OTHER INTANGIBLES . . . . . . . . . . . . . . . . . . .     18,786
GOODWILL, net of accumulated amortization of $29,173. .    523,978
                                                         ----------
                                                         $ 616,562
                                                         ==========


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . .  $  64,245
  Accrued expenses. . . . . . . . . . . . . . . . . . .    308,203
  Notes payable . . . . . . . . . . . . . . . . . . . .    115,742
                                                         ----------
    Total Current Liabilities . . . . . . . . . . . . .    488,190
                                                         ----------
LONG-TERM DEBT, related party . . . . . . . . . . . . .    100,000
                                                         ----------
    Total Liabilities . . . . . . . . . . . . . . . . .    588,190
                                                         ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock - $0.0001 par value; 100,000,000 shares
     authorized; 11,669,344 issued and outstanding. . .      1,152
  Additional paid-in capital. . . . . . . . . . . . . .    804,315
  (Deficit) accumulated during the development stage. .   (777,095)
                                                         ----------
    Total Stockholders' Equity (Deficit). . . . . . . .     28,372
                                                         ----------
                                                         $ 616,562
                                                         ==========

  The accompanying notes are an integral part of these financial statements.

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              FOR THE PERIOD
                                           FOR THE THREE     FOR THE SIX      FROM INCEPTION
                                           MONTHS ENDED      MONTHS ENDED    (AUGUST 2, 2000)
                                           JUNE 30, 2001    JUNE 30, 2001    TO JUNE 30, 2001
REVENUE: . . . . . . . . . . . . . . . .  $            -   $            -   $               -
                                          ---------------  ---------------  ------------------
COSTS AND EXPENSES:
  General and administrative expense . .         185,301          345,203             744,342
  Depreciation and amortization. . . . .          27,577           30,527              31,119
                                          ---------------  ---------------  ------------------
    Total Operating Expenses . . . . . .         212,878          375,730             775,461
                                          ---------------  ---------------  ------------------
OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . .           1,637            3,259               3,259
  Interest expense . . . . . . . . . . .          (3,726)          (4,893)             (4,893)
                                          ---------------  ---------------  ------------------
    Net Other Income (Expense) . . . . .          (2,089)          (1,634)             (1,634)
                                          ---------------  ---------------  ------------------
NET (LOSS) . . . . . . . . . . . . . . .  $     (214,967)  $     (377,364)  $        (777,095)
                                          ===============  ===============  ==================
NET (LOSS) PER SHARE, BASIC AND DILUTED.  $        (0.02)  $        (0.05)
                                          ===============  ===============
WEIGHTED AVERAGE SHARES OUTSTANDING, . .      10,949,584        7,195,296
                                          ===============  ===============
  BASIC AND DILUTED

  The accompanying notes are an integral part of these financial statements.

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A/ FCOM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                                                                                     For the Period
                                                                  For the Three    For the Six       From Inception
                                                                  Months Ended     Months Ended     (August 2, 2000)
                                                                  June 30, 2001    June 30, 2001    to June 30, 2001
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (214,967)  $     (377,362)  $        (777,093)
Adjustments to reconcile net (loss) to net cash from operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . .          27,577           30,526              31,118
  Stock issued for services at $.04 per share . . . . . . . . .               -          120,264             120,264
  Stock issued for services at $.11 per share . . . . . . . . .           5,844            5,844               5,844
  Stock issued for services at $.21 per share . . . . . . . . .           5,250            5,250               5,250
  Stock issued for compensation at $.001 per share. . . . . . .               -                -              94,595
  Stock based compensation. . . . . . . . . . . . . . . . . . .           8,625            8,625               8,625
  Changes in assets and liabilities:
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .          (4,647)         (33,980)            (33,980)
  Accounts receivable, related parties. . . . . . . . . . . . .               -                -             (14,314)
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . .           2,538           (9,347)            (13,772)
  Accounts payable and accrued expenses . . . . . . . . . . . .         167,757          170,658             281,427
                                                                 ---------------  ---------------  ------------------
    Net Cash (Used) by Operating Activities . . . . . . . . . .          (2,023)         (79,522)           (292,036)
                                                                 ---------------  ---------------  ------------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of equipment . . . . . . . . . . . . . . . . . . . .               -                -             (13,539)
  Acquisition costs . . . . . . . . . . . . . . . . . . . . . .               -          (18,786)            (18,786)
                                                                 ---------------  ---------------  ------------------
    Net Cash (Used) by Investing Activities . . . . . . . . . .               -          (18,786)            (32,325)
                                                                 ---------------  ---------------  ------------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from sale of common stock. . . . . . . . . . . . . .               -                -             227,500
  Proceeds of note payable, related party . . . . . . . . . . .               -          100,000             100,000
  Proceeds of notes payable . . . . . . . . . . . . . . . . . .               -           25,000              25,000
  Payments of convertible debt. . . . . . . . . . . . . . . . .               -          (28,000)            (28,000)
                                                                 ---------------  ---------------  ------------------
    Net Cash Provided by Financing Activities . . . . . . . . .               -           97,000             324,500
                                                                 ---------------  ---------------  ------------------
INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . .          (2,023)          (1,308)                139
Cash, beginning of period . . . . . . . . . . . . . . . . . . .           2,162            1,447                   -
                                                                 ---------------  ---------------  ------------------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . .  $          139   $          139   $             139
                                                                 ===============  ===============  ==================
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .  $            -   $            -   $               -
                                                                 ===============  ===============  ==================
  Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            -   $            -   $               -
                                                                 ===============  ===============  ==================

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

In the opinion of management, the unaudited interim financial statements for the three and six months ended June 30, 2001 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and nine months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB of the year ended December 31, 2000.

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

In May 2001 the Company entered into a consulting agreement for financial advisory services for a term of one year in exchange for 1,000,000 shares of common stock valued at $10,000 and a five-year warrant to purchase 1,000,000 shares of common stock at $0.10 per share.

In May 2001 the Company amended the terms of a consulting agreement to include strategic planning services, expiring in March 2002, and issued 400,000 shares of common stock valued at $12,000.

In May 2001 the Company entered into a consulting agreement for financial advisory services for a term of one year and issued a five-year warrant to purchase 1,000,000 shares of common stock at $.10 per share.

In June 2001 the Company entered into a consulting agreement for technology integrations services for a term of 6 months. The Company issued 400,000 shares of common stock valued at $5,250.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

In March 2001 the Company entered into a consulting agreement with a stockholder of the Company to identify suitable merger/acquisition candidates and secure debt financing for a term of one year in exchange for 800,000 shares of common stock valued at $32,000. During the agreement and up to three years after its expiration, the Company shall pay a 3.5% fee upon the closing of any debt financing or successful merger/acquisition introduced by the consultant. In May 2001 the agreement was amended to provide strategic planning services, expire in March 2002, and issue 450,000 shares of common stock valued at $3,094 in lieu of the fee.

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

RESULTS  OF  OPERATIONS

During the three and six-month periods ended June 30, 2001, we had limited operations, and therefore, we believe that a comparison of the results of operations of the Company's predecessor for the three and six-month periods ended June 30, 2000 has limited value for evaluating trends or as a basis for predicting future results.

During the three and six months ended June 30, 2001, the Company had a net loss of ($214,967) and ($377,364), respectively. The Company incurred general and administrative costs of $212,878 and $375,730 during the three and six-month periods ended June 30, 2001. A substantial portion of the expenses consisted of consulting and salary expenses.

     Interest expense was $1,637 and $3,259 for the three and six-month periods ended June 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

We finance our operations and capital requirements primarily through private debt and equity offerings.

We  currently  have  no  material  commitments  for  capital  requirements.

As of June 30, 2001 the Company had cash and cash equivalents of $139. Total assets were $616,562 at June 30, 2001. A major portion of that amount was the $523,978 of goodwill, net of accumulated amortization of $29,173 that was the result of the purchase of FCOM, Inc.

For the six-month period ended June 30, 2001 the net cash used in operating activities was ($79,522). The Company's net cash used in investing activities was ($18,786). The net cash that was provided by financing activities was $97,000 this period.

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

In July 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

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