Form 10QSB/A
period 2001-09-30
MARKETCENTRAL NET CORP
filed 2002-04-25
CIK 1068170

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


                          ITEM 1. FINANCIAL STATEMENTS

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A/ FCOM, INC.)
                           CONSOLIDATED BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
  Employee receivable. . . . . . . . . . . . . . . . .  $    10,763
  Interest receivable, related party . . . . . . . . .        4,914
  Deposits . . . . . . . . . . . . . . . . . . . . . .          250
  Prepaid expenses . . . . . . . . . . . . . . . . . .       53,860
                                                        ------------
  Total Current Assets . . . . . . . . . . . . . . . .       69,787
                                                        ------------
EQUIPMENT, net of accumulated depreciation of $2,623 .       10,916
EQUITY INVESTMENT. . . . . . . . . . . . . . . . . . .        6,626
NOTES RECEIVABLE, related party. . . . . . . . . . . .       19,459
OTHER INTANGIBLES. . . . . . . . . . . . . . . . . . .       18,786
GOODWILL, net of accumulated amortization of $56,073 .      497,078
                                                        ------------
                                                        $   622,652
                                                        ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Cash overdraft . . . . . . . . . . . . . . . . . . .  $     1,805
  Accounts payable . . . . . . . . . . . . . . . . . .       71,939
  Accrued expenses . . . . . . . . . . . . . . . . . .       74,309
  Notes payable. . . . . . . . . . . . . . . . . . . .      120,795
                                                        ------------
    Total Current Liabilities. . . . . . . . . . . . .      268,848
                                                        ------------
LONG-TERM DEBT, related party. . . . . . . . . . . . .      100,000
                                                        ------------
    Total Liabilities. . . . . . . . . . . . . . . . .      368,848
                                                        ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock - $0.0001 par value; 100,000,000 shares
     authorized; 1,582,688 issued and outstanding. . .          158
  Additional paid-in capital . . . . . . . . . . . . .    1,349,107
  Deficit accumulated during the development stage . .   (1,095,461)
                                                        ------------
    Total Stockholders' Equity . . . . . . . . . . . .      253,804
                                                        ------------
                                                        $   622,652
                                                        ============

  The accompanying notes are an integral part of these financial statements.

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   FOR THE PERIOD
                                              FOR THE THREE         FROM INCEPTION          FOR THE NINE
                                              MONTHS ENDED        (AUGUST 2, 2000)          MONTHS ENDED
                                           SEPTEMBER 30, 2001    TO SEPTEMBER 30, 2000    SEPTEMBER 30, 2001
REVENUE: . . . . . . . . . . . . . . . .  $                 -   $                    -   $                 -
                                          --------------------  -----------------------  --------------------

COSTS AND EXPENSES:
  General and administrative expense . .              288,488                   40,893               633,691
  Depreciation and amortization. . . . .               27,577                        -                58,104
                                          --------------------  -----------------------  --------------------

    Total Operating Expenses . . . . . .              316,065                   40,893               691,795
                                          --------------------  -----------------------  --------------------

OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . .                1,655                        -                 4,914
  Interest expense . . . . . . . . . . .               (3,956)                       -                (8,849)
                                          --------------------  -----------------------  --------------------

    Net Other Income (Expense) . . . . .               (2,301)                       -                (3,935)
                                          --------------------  -----------------------  --------------------

NET (LOSS) . . . . . . . . . . . . . . .  $          (318,366)  $              (40,893)  $          (695,730)
                                          ====================  =======================  ====================


NET (LOSS) PER SHARE, BASIC AND DILUTED.  $             (0.26)  $                (1.26)  $             (0.99)
                                          ====================  =======================  ====================

WEIGHTED AVERAGE SHARES OUTSTANDING, . .            1,204,849                   32,561               704,187
                                          ====================  =======================  ====================
  BASIC AND DILUTED

  The accompanying notes are an integral part of these financial statements.


                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                    continued


                                               FOR THE PERIOD
                                               FROM INCEPTION
                                             (AUGUST 2, 2000)
                                           TO SEPTEMBER 30, 2001
REVENUE: . . . . . . . . . . . . . . . .  $                    -
                                          -----------------------

COSTS AND EXPENSES:
  General and administrative expense . .               1,032,830
  Depreciation and amortization. . . . .                  58,696
                                          -----------------------
    Total Operating Expenses . . . . . .               1,091,526
                                          -----------------------
OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . .                   4,914
  Interest expense . . . . . . . . . . .                  (8,849)
                                          -----------------------
    Net Other Income (Expense) . . . . .                  (3,935)
                                          -----------------------
NET (LOSS) . . . . . . . . . . . . . . .  $           (1,095,461)
                                          =======================


  The accompanying notes are an integral part of these financial statements.

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A/ FCOM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                          For the Period
                                                                     For the Nine          From Inception
                                                                      Months Ended        (August 2, 2000)
                                                                  September 30, 2001    September 30, 2000
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $          (700,415)  $           (40,893)
Adjustments to reconcile net (loss) to net cash from operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . .               58,103                     -
  Stock issued for compensation . . . . . . . . . . . . . . . .                    -               107,500
  Stock issued for services . . . . . . . . . . . . . . . . . .              658,764               658,764
  Stock based compensation. . . . . . . . . . . . . . . . . . .               13,313                     -
  Changes in assets and liabilities:
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .              (53,860)                    -
  Accounts receivable, related parties. . . . . . . . . . . . .               (5,145)                    -
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . .              (11,502)               (4,425)
  Accounts payable and accrued expenses . . . . . . . . . . . .              (53,738)                5,600
                                                                 --------------------  --------------------
    Net Cash Provided (Used) by Operating Activities. . . . . .              (94,480)               67,782
                                                                 --------------------  --------------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of equipment . . . . . . . . . . . . . . . . . . . .                    -                     -
  Acquisition costs . . . . . . . . . . . . . . . . . . . . . .              (18,786)                    -
                                                                 --------------------  --------------------
    Net Cash (Used) by Investing Activities . . . . . . . . . .              (18,786)                    -
                                                                 --------------------  --------------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from sale of common stock. . . . . . . . . . . . . .                    -                     -
  Proceeds from line of credit. . . . . . . . . . . . . . . . .                5,053                     -
  Proceeds from exercise of stock options . . . . . . . . . . .               12,750                     -
  Payment of stock option costs . . . . . . . . . . . . . . . .               (2,984)                    -
  Proceeds of note payable, related party . . . . . . . . . . .              100,000                     -
  Proceeds of notes payable . . . . . . . . . . . . . . . . . .               25,000                     -
  Payments of convertible debt. . . . . . . . . . . . . . . . .              (28,000)                    -
                                                                 --------------------  --------------------
    Net Cash Provided by Financing Activities . . . . . . . . .              111,819                     -
                                                                 --------------------  --------------------
INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . .               (1,447)               67,782
Cash, beginning of period . . . . . . . . . . . . . . . . . . .                1,447                     -
                                                                 --------------------  --------------------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . .  $                 -   $            67,782
                                                                 ====================  ====================
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 -   $                 -
                                                                 ====================  ====================
  Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 -   $                 -
                                                                 ====================  ====================

  The accompanying notes are an integral part of these financial statements.


                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A/ FCOM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                     continued
                                                                      For the Period
                                                                      From Inception
                                                                     (August 2, 2000)
                                                                  to September 30, 2001
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $           (1,100,148)
Adjustments to reconcile net (loss) to net cash from operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . .                  58,695
  Stock issued for compensation . . . . . . . . . . . . . . . .                  94,595
  Stock issued for services
  Stock based compensation. . . . . . . . . . . . . . . . . . .                  13,313
  Changes in assets and liabilities:
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .                 (53,860)
  Accounts receivable, related parties. . . . . . . . . . . . .                 (19,459)
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . .                 (15,927)
  Accounts payable and accrued expenses . . . . . . . . . . . .                  57,033
                                                                 -----------------------
    Net Cash Provided (Used) by Operating Activities. . . . . .                (306,994)
                                                                 -----------------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Purchase of equipment . . . . . . . . . . . . . . . . . . . .                 (13,539)
  Acquisition costs . . . . . . . . . . . . . . . . . . . . . .                 (18,786)
                                                                 -----------------------
    Net Cash (Used) by Investing Activities . . . . . . . . . .                 (32,325)
                                                                 -----------------------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from sale of common stock. . . . . . . . . . . . . .                 227,500
  Proceeds from line of credit. . . . . . . . . . . . . . . . .                   5,053
  Proceeds from exercise of stock options . . . . . . . . . . .                  12,750
  Payment of stock option costs . . . . . . . . . . . . . . . .                  (2,984)
  Proceeds of note payable, related party . . . . . . . . . . .                 100,000
  Proceeds of notes payable . . . . . . . . . . . . . . . . . .                  25,000
  Payments of convertible debt. . . . . . . . . . . . . . . . .                 (28,000)
                                                                 -----------------------
    Net Cash Provided by Financing Activities . . . . . . . . .                 339,319
                                                                 -----------------------
INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . .                       -
Cash, beginning of period . . . . . . . . . . . . . . . . . . .                       -
                                                                 -----------------------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . .  $                    -
                                                                 =======================
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .  $                    -
                                                                 =======================
  Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                    -
                                                                 =======================

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

In the opinion of management, the unaudited interim financial statements for the three and nine months ended September 30, 2001 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB of the year ended December 31, 2000.

Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current year presentation.

NOTE 2 - COMMON STOCK SPLIT

The board of directors declared a sixteen-to-one reverse stock split effective September 28, 2001 for stockholders of record on September 27, 2001. All per-share amounts and number of shares outstanding in this report have been restated retroactively for the reverse stock split.

The board of directors agreed to not further reverse-split the stock until after March 2003.

NOTE  3  -  EQUITY  INVESTMENT

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

NOTE  4  -  ACQUISITION

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

NOTE  5  -  JOINT  MARKETING  AGREEMENT

In July 2001 the Company entered into a joint marketing agreement with AdServers LLC to act as a sales representative for the Company's products and services for a period of three years and may be automatically renewed for successive one-year periods. The Company shall pay commissions of 20% or 50% on net revenues generated from the sale of the Company's non-primary and primary products and services, respectively.

NOTE  6  -  NOTES  PAYABLE  AND  CONVERTIBLE  DEBT

The Company obtained one-year demand loans from a stockholder in the amount of $37,500 on August 9, 2000 and in the amount of $28,000 on November 7, 2000. The notes bear interest at the Chase Prime Rate plus 1% per annum. Unpaid principal after the due date shall accrue at 10% per annum. The notes have not been paid and terms are being negotiated.

In January 2001 the Company entered into a convertible debenture for $25,000. The debenture bears interest at 18% with principal and interest due February 1, 2002. The debenture was convertible into shares of common stock of a potential acquisition target only if the merger or acquisition occurred with this target company. The merger did not occur and the debt is no longer convertible. The note has not been paid and terms are being negotiated. Subsequent to year-end accrued interest was paid.

NOTE  7  -  NOTE  PAYABLE  -  RELATED  PARTY

     During February 2001 the Company borrowed $100,000 from a stockholder. The five-year loan is unsecured and bears interest at 5% with principal and accrued interest due at maturity.
NOTE  8  -  LINE  OF  CREDIT
The Company entered into an unsecured revolving line of credit in an amount not to exceed $5,000. Borrowings bear interest at 14.9% and either party may cancel the agreement at any time.

NOTE  9  -  STOCKHOLDERS'  EQUITY

In March 2001 the Company entered into various consulting agreements to identify suitable merger/acquisition candidates, to secure required debt financing, and for financial services for a term of one year. In connection with the agreements, the Company issued 137,913 shares of common stock valued at $88,265.

In July the Company issued 62,500 shares of restricted common stock valued at $10,000 for consulting services for one year.

In September 2001 the Company entered into a consulting agreement for financial services for a term of one year and issued 62,500 shares of common stock valued at $625 as an engagement fee.

In May 2001 the Company amended the terms of a consulting agreement to include strategic planning services, expiring in March 2002, and issued 25,000 shares of common stock valued at $12,000.

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

In July 2001 the Company issued 265,625 shares of common stock valued at $425,000 in lieu of salary due to various employees.

In August 2001 the Company entered into a consulting agreement for promoting and developing a market for the Company's products and services through various contacts for a period of one year. The Company granted a stock option to purchase 468,750 shares of the Company's common stock at an exercise price equal to 50% of the lowest closing bid price on the day a notice of exercise is received by the Company. The stock option expires in August 2002. The Company and the consultant appointed an escrow agent in connection with this stock option and have agreed to share equally in payment of the $7,500 fee. During the third quarter of 2001 184,375 stock options were exercised at prices ranging from $.035 to $.12 for $9,766 net of escrow fees of $2,984.

NOTE  10  -  RELATED  PARTY  TRANSACTIONS

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

RESULTS  OF  OPERATIONS

During the three and nine-month periods ended September 30, 2001, we had limited operations, and therefore, we believe that a comparison of the results of operations of the Company's predecessor for the three and nine-month periods ended September 30, 2000 has limited value for evaluating trends or as a basis for predicting future results.

During the three and nine months ended September 30, 2001, the Company had a net loss of ($318,366) and ($695,730), respectively, as compared to a net loss of ($40,893) for the period from August 2, 2000 (inception) to September 30, 2000. The Company incurred general and administrative costs of $288,488 and $633,691 during the three and nine-month periods ended September 30, 2001 and $40,893 for the period from August 2, 2000 (inception) to September 30, 2000. A substantial portion of the expenses consisted of consulting and salary expenses.

     Interest expense was $1,655 and $4,914 for the three and nine-month periods ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

We finance our operations and capital requirements primarily through private debt and equity offerings.

We  currently  have  no  material  commitments  for  capital  requirements.

As of September 30, 2001 the Company had a cash overdraft of ($1,805). Total assets were $622,652 at September 30, 2001. A major portion of that amount was the $497,078 of goodwill, net of accumulated amortization of $56,076 that was the result of the purchase of FCOM, Inc.

For the nine-month period ended September 30, 2001 the net cash used in operating activities was ($94,480). The Company's net cash used in investing activities was ($18,786). The net cash that was provided by financing activities was $111,819 this period.

For the period from August 2, 2000 (inception) to September 30, 2000 the net cash provided by operating activities was $67,782. No cash was provided by (used in) investing or financing activities for the same period.

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

In July 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after September 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

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