Form 10QSB
period 2002-03-31
MARKETCENTRAL NET CORP
filed 2002-05-20
CIK 1068170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                                ----------------

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

AS OF MAY 14 2002 THERE WERE 26,717,170 SHARES OF SHARES OF COMMON STOCK OUTSTANDING.




TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK ONE): YES [ ]   NO [X]

ITEM 1. FINANCIAL STATEMENTS

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                           ==========================



                                                         ASSETS
                                                         ------

                                                                                              MARCH 31,
                                                                                                2002
                                                                                            ------------
                                                                                             (UNAUDITED)
CURRENT ASSETS
 Cash                                                                                        $     6,502
 Interest receivable, related party                                                                6,329
 Deposits                                                                                            250
 Employee receivable                                                                              39,309
 Deferred offering costs                                                                         320,000
 Prepaid expenses                                                                                137,244
 Other assets                                                                                     34,167
                                                                                             ------------

       Total Current Assets                                                                      543,801

EQUIPMENT, net of accumulated depreciation                                                         9,562

EQUITY INVESTMENT                                                                                 42,115

NOTES RECEIVABLE, related party                                                                   94,151

OTHER INTANGIBLES                                                                                  6,999
                                                                                             ------------

                                                                                             $   696,628
                                                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES:
 Cash overdraft                                                                               $         -
 Accounts payable                                                                                 110,837
 Accrued expenses                                                                                  49,662
 Convertible debt                                                                                 250,000
 Notes payable                                                                                    105,930
                                                                                              ------------

       Total Current Liabilities                                                                  516,429

LONG-TERM DEBT, related party                                                                     100,000
                                                                                              ------------

       Total Liabilities                                                                          616,429
                                                                                              ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock - $0.0001 par value; 500,000,000 shares  authorized;
        23,305,288 issued and outstanding                                                           2,335
 Additional paid-in capital                                                                     3,197,582
 Subscription receivable                                                                         (540,000)
 (Deficit) accumulated during the development stage                                            (2,579,718)
                                                                                              ------------

       Total Stockholders' Equity                                                                  80,199
                                                                                              ------------

                                                                                              $   696,628
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


                                                                        FOR THE PERIOD
                                                                        FROM INCEPTION
                                 THREE MONTHS ENDED THREE MONTHS ENDED  (AUGUST 2, 2000)
                                        MARCH 31,       MARCH 31,       TO MARCH 31,
                                          2002            2001          2002
                                      ------------    ------------      ------------
                                      (UNAUDITED)     (UNAUDITED)       (UNAUDITED)

REVENUE:                              $         -     $         -       $         -


OPERATING EXPENSES:
 General and administrative expense       654,804         178,688         2,309,804
 Depreciation                                 677             677             3,977
                                      ------------    ------------      ------------

         Total Operating Expenses         655,481         179,365         2,313,781
                                      ------------    ------------      ------------


OTHER INCOME (EXPENSE):
 Interest income                            3,622           1,622             8,536
 Interest expense                        (258,372)         (1,167)         (271,332)
 Loss on equity investment                      -               -            (3,141)
                                      ------------    ------------      ------------

       Net Other Income (Expense)        (254,750)            455          (265,937)
                                      ------------    ------------      ------------


NET (LOSS)                            $  (910,231)    $  (178,910)      $(2,579,718)
                                      ============    ============      ============


NET (LOSS) PER SHARE                  $      (.04)    $      (.84)
                                      ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING    21,306,365         212,457
                                      ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                ==================================================

                                                                                    FOR THE PERIOD
                                                      THREE MONTHS   THREE MONTHS   FROM INCEPTION
                                                          ENDED          ENDED     (AUGUST 2, 2000)
                                                        MARCH 31,      MARCH 31,    TO MARCH 31,
                                                           2002          2001          2002
                                                        ------------  ------------  ------------
                                                        (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net  (loss)                                             $  (910,231)  $  (178,910)  $(2,579,718)
 Adjustments to reconcile net (loss) to net cash from
     operating activities:
   Depreciation                                                 677           677         3,977
   Stock based compensation                                 114,500             -       262,310
   Stock issued for services                                365,120       120,264     1,463,588
   Beneficial conversion feature of convertible debt        250,000             -       250,000
   Loss on equity investment                                      -             -         3,141
 Changes in assets and liabilities:
   Accounts receivable, related party                       (60,000)            -       (94,151)
   Other current assets                                     (74,891)      (11,885)      (80,055)
   Prepaid expenses                                         (28,274)      (29,333)     (137,244)
   Accounts payable                                          18,069       (69,455)       19,818
   Accrued expenses                                         (24,451)       72,357        49,663
   Bank overdraft                                            (1,890)            -             -
                                                        ------------  ------------  ------------

         Net Cash (Used) by Operating Activities           (351,371)      (96,285)     (838,671)
                                                        ------------  ------------  ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
 Equity investment                                                -             -        (4,630)
 Purchase of equipment                                            -             -       (13,539)
                                                        ------------  ------------  ------------

         Net Cash (Used) by Investing Activities                  -             -       (18,169)
                                                        ------------  ------------  ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
 Payments of convertible debt                                     -       (28,000)      (42,500)
 Proceeds from notes payable                                250,000        25,000       279,803
 Payment on line of credit                                     (115)            -          (115)
 Proceeds from note payable, related party                        -       100,000       100,000
 Proceeds from exercise of stock options                          -             -        13,350
 Payment of stock option costs                                    -             -        (3,125)
 Proceeds from sale of common stock                         107,988             -       515,929
                                                        ------------  ------------  ------------

       Net Cash Provided by Financing Activities            357,873        97,000       863,342
                                                        ------------  ------------  ------------

NET INCREASE IN CASH                                          6,502           715         6,502

CASH, beginning of period                                         -         1,447             -
                                                        ------------  ------------  ------------

CASH, end of period                                     $     6,502   $     2,162   $     6,502
                                                        ============  ============  ============

Cash paid for interest                                  $     4,875   $         -   $     4,875
                                                        ============  ============  ============

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

In the opinion of management, the unaudited interim financial statements for the three months ended March 31, 2002 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB of the year ended December 31, 2001.

Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current year presentation.

NOTE  2  -ACQUISITION

On March 21, 2001, the Company (FCOM) was acquired by MarketCentral.net Corp. The Company exchanged all of its issued and outstanding common stock, 741 A warrants and 741 B warrants exercisable at $8.00 and $16.00, respectively for 154,768 shares of MarketCentral.net Corp.'s common stock and acquired in a separate transaction from the majority stockholders of MarketCentral.net Corp. an additional 122,535 shares of common stock in exchange for a $325,000 convertible debenture. The convertible debenture was convertible at 60% of the average market price of the Company's common stock for the 30 preceding days at the option of the debenture holder. Immediately upon completion of the acquisition, the Company was relieved of $233,280 of the debt by releasing the shares to the debenture holders. Due to the fact that following the acquisition, the stockholders of FCOM were in control of the combined entity, the acquisition is accounted for as though the Company is the accounting acquirer and the acquisition is treated as a recapitalization of the Company for accounting purposes. The operations of MarketCentral.net Corp. are included in the financial statements beginning on March 21, 2001. The Company assumed $248,282 in debt in the transaction and has recorded this as a reduction of additional paid in capital

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  3  -  NOTES  RECEIVABLE-RELATED  PARTY

The Company loaned an officer/stockholder $60,000 during the period ending March 31, 2002. The notes are unsecured, due December 2007 and bear interest at 5% per annum with principal and accrued interest due at maturity.

NOTE  4  -  LOAN  FEES

Loan fees of $41,000 related to the Company's convertible debt are being amortized over the life of the note, which is one year. Amortization expense was $6,833 and $-0- for the three month period ending March 31, 2002 and 2001, respectively.

NOTE  5  -  STOCK-BASED  COMPENSATION

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $148,500 and $120,264 for the three-month periods ended March 31, 2002 and 2001, respectively. The Company also had stock-based compensation which was recorded as capitalized prepaid consulting fees of $38,994 and $29,333 for the three month periods ended March 31, 2002 and 2001, respectively. In estimating the above expense the Company used the Black-Scholes pricing model. The average risk-free interest rate used was 3.50%-4.50%, volatility was estimated at 408.00%-413.00%, the expected life was one year.

The Company did not adopt the fair value method with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method. Had the Company adopted the fair value method with respect to options issued to employees as well there would have been no charge to income for the periods ending March 31, 2002 and 2001 because no stock options were issued during these periods.

NOTE  6  -  STOCKHOLDERS'  EQUITY

On January 31, 2002 the Company entered into a securities sale agreement with a group of investors providing for the issuance of 12% secured convertible debentures in the aggregate principal amount of $500,000 due January 31, 2003 at a conversion price calculated at the time of conversion for the aggregate consideration of $500,000 and warrants to purchase 1,000,000 shares of common stock, exercisable at the lesser of $.057 or the average of the lowest three trading prices during the 20-day period prior to exercise, expiring January 31, 2005. On January 31, 2002 the Company received $250,000 and issued warrants to purchase 500,000 shares of common stock valued at $97,500 to be expensed as loan fees over the length of the note. All assets of the Company secure the debentures. Interest is payable on dates at the option of the holder. The debentures are convertible into shares of common stock at the lesser of $.075 per share or 50% of the market price of the

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  6  -  STOCKHOLDERS'  EQUITY  (CONTINUED)

Company's common stock for the average of the lowest three trading prices during the 20-day period prior to conversion. The Company recorded $250,000 as interest expense for the beneficial conversion feature related to the debenture during the three-month period ended March 31, 2002.

In January 2002 the Company entered into a three-month consulting agreement for strategic and company development consulting in exchange for $33,750 per month and 300,000 shares of common stock valued at $55,000.

In January 2002 the Company issued warrants to certain partners of AdServers to purchase 200,000 shares of the Company's common stock at $.24 per share, expiring in 2005 for the completion of the software system to be used to sell the Company's products and services under the joint marketing agreement. The fair market value of the warrants of $34,000 was recorded as an additional capital contribution to AdServers. Significant assumptions used were a risk-free interest rate of 4.50% and volatility of 413%.

NOTE  7  -  SUBSEQUENT  EVENTS

In April 2002 the Company entered into a consulting agreement for introductions to European ISP companies and related due diligence for a term of 6 months in exchange for a stock option to purchase 3,000,000 shares of the Company's common stock at $.10. The stock option was immediately exercised as payment in full for a $300,000 invoice, which will be recorded as prepaid consulting services and amortized over the life of the agreement.

In April 2002 the Company entered into a consulting agreement for advertising services for a term of 6 months in exchange for a stock option to purchase 250,000 shares of the Company's common stock at $.10. The stock option was immediately exercised as payment in full for a $25,000 invoice, which will be recorded as prepaid consulting services and amortized over the life of the agreement.

In April 2002 the Company entered into a consulting agreement for business advisory services for a term of 6 months in exchange for 100,0000 share of common stock valued at $11,000 and granted a stock option to purchase 50,000 shares of the Company's common stock at an exercise price of $.10. The stock option was immediately exercised as payment in full for a $5,000 invoice, which will be recorded as prepaid consulting services and amortized over the life of the agreement.

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  7  -  SUBSEQUENT  EVENTS  (CONTINUED)

Subsequent to year end a stockholder filed a complaint against FCOM and certain former officers and the Company and it's current officer. The complaint alleges that FCOM 's Private Offering Memorandum dated September 22, 2000 contained material misstatements and omitted material facts, which the stockholder relied on when purchasing FCOM common stock. The Company believes this complaint is without merit and is vigorously defending the lawsuit and has filed a claim against the stockholder and certain former officers of FCOM.

In May 2002 the Company entered into a license agreement for the use of the CuroCheck Online Check Processing services operated by a Costa Rican company for a term of eight years in exchange for 100,000 shares of common stock. Management has valued the license fee and the stock at $50,000 each. The license agreement is exclusive for the first year and non-exclusive in the subsequent 7 years. The license fee shall be equal to 0.5% of the gross revenue of CuroCheck generated by all USA based merchants during the first year and 0.25% of the gross revenue during the subsequent seven years. The Company also entered into a consulting agreement with a Director of the Costa Rican company to operate the license for a term of one year in exchange for a stock option to purchase 250,000 shares of the Company's common stock at an exercise price of $.10 valued at $25,000 using the Black-Scholes pricing model, which will be recorded as prepaid consulting services and amortized over the life of the agreement. The average risk-free interest rate used was 4.5%, volatility was estimated at 413.00%, the expected life was one year. The stock option was immediately exercised.

In May 2002 the Company entered into a letter of intent to purchase all of the assets of Casuscards.com from Copyright Securities Dealers, Inc. in exchange for shares of the Company's common stock valued at $100,000 at the time of closing.


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

RESULTS  OF  OPERATIONS

Three Months Ended March 31, 2002 Compared To The Three Months Ended March 31, 2001

General and administrative expenses of $654,804 increased by $476,116 for the three months ended March 31, 2002 compared to $178,688 for the three months ended March 31, 2001. The was primarily due to the fair market value of stock and warrants issued for consulting services and an increase in financial consulting and accounting services.

Interest expense during the three months ended March 31, 2002 was $258,372 as compared to $1,167 for the prior period. The increase in interest expense is attributable to the beneficial conversion feature of convertible debt issued in January 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

We finance our operations and capital requirements primarily through private debt and equity offerings.

During the three month period ended March 31, 2002 3,351,284 shares were sold for $107,988 pursuant to a stock sale agreement with an international company.

We  currently  have  no  material  commitments  for  capital  requirements.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------
Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (the "FASB"), Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that life. SFAS 141 and 142 are effective for business combinations completed after June 30, 2001. Management currently does not believe adoption of SFAS Nos. 141 and 142 will have any effect on the Company or its operations.

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

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

Subsequent to year end a stockholder filed a complaint against FCOM and certain former officers and the Company and it's current officer. The complaint alleges that FCOM's Private Offering Memorandum dated September 22, 2000 contained material misstatements and omitted material facts, which the stockholder relied on when purchasing FCOM common stock. The Company believes this complaint is without merit and is vigorously defending the lawsuit and has filed a claim against the stockholder and certain former officers of FCOM.

Item 2. Changes in Securities and Use of Proceeds.

Some of the holders of the shares issued below may have subsequently transferred or disposed of their shares and the list does not purport to be a current listing of the Company's stockholders.

During the period ended March 31, 2002, we have issued unregistered securities to the persons, as described below. We believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of
Section 4(2) thereof, Regulation D promulgated thereunder, or Regulation S where indicated. All recipients had adequate access, through their relationships with us, to information about us. Some of the holders of the shares issued below may have subsequently transferred or disposed of their shares and the list does not purport to be a current listing of the Company's stockholders.

In January 2002 the Company issued warrants to one individual to purchase 100,000 Shares of the Company's common stock valued at $17,000 dollars. In
January 2002 the Company issued warrants to two partners of AdServers to purchase 200,000 shares of the Company's common stock at $.24 per share, expiring in 2005 for the completion of the software system to be used to sell the Company's products and services under the joint marketing agreement.

On Febuary 5, 2002 we issued 750,000 shares to Esper Gullatt for services rendered to the Company and on Febuary 5th we also issued 100,000 shares to NIR Group LLC pursuant to a consulting agreement. Such shares were issued pursuant to Section 4(2).

On Febuary 5, 2002 we issued 3,351,284 shares to investors for cash received. Such shares were valued at $107,652 and issued pursuant to Regulation S.

On March 5, 2002 we issued 200,000 shares to NIR Group LLC for services rendered. Such shares were valued at $31,980 and issued pursuant to Section 4(2).

On March 12, 2002 we issued 336,000 shares to Atlantic Investments Ltd for services Rendered to the Company. Such shares were valued at $57,086 and issued pursuant to Section 4(2).


Item 4. Submission of Matters to a Vote of Security Holders.

    In February, 2002, we filed an Information Statement with the Commission regarding the vote by a majority of our shareholders concerning (i) the appointment by the Board of Directors of AJ. Robbins, PC, as the Company's independent auditors for the current fiscal year, and (ii) the approval of an amendment to MarketCentral.net Corp.'s Certificate of Incorporation to increase the authorized number of shares of common stock, $.0001 par value per share, from 100,000,000 to 500,000,000. On January 25, 2002 the Company's Board of Directors approved, and a majority of the shareholders representing 11,692,528 shares of the Company's outstanding common stock as of the Record Date had consented in writing, to the appointment of AJ. Robbins, PC and to the increase in the Company's authorized shares of common stock.


Item 5. Other Information.

The  Securities  Purchase  Agreement

     Pursuant to a Securities Purchase Agreement entered into on January 31, 2002, between the Company and four institutional investors, the Company received $250,000 from the investors from the sale of the Company's 12% secured convertible debentures and the Company also issued warrants to purchase an aggregate of up to 500,000 shares of the Company's Common Stock. The terms of the debentures provide for full payment on or before January 31, 2003, with interest of 12% per annum, which may be converted at any time at the lesser of
(i) $.075 or (ii) the average of the lowest three (3) trading prices during the 20 trading days immediately prior to the date the conversion notice is sent, divided by two. The terms of the warrants entitle each investor to purchase shares of the Company's Common Stock at a price equal to the lesser of (i) $.057 and (ii) the average of the lowest three (3) trading prices during the twenty
(20) trading days immediately prior to exercise. Under a related registration rights agreement, the Company agreed to register all of the shares underlying such convertible debentures and warrants on a registration statement on Form SB-2 to be filed with the Securities and Exchange Commission. The actual number of shares of Common Stock issuable upon conversion of the debentures and exercise of the related warrants is indeterminate, is subject to adjustment and could depend on factors which cannot be predicted by the Company at this time including, among other factors, the future market price of the Common Stock and the anti-dilution provisions contained in the agreement.

     Under the terms of the debentures and the related warrants, the debentures are convertible and the warrants are exercisable by the holder only to the extent that the number of shares of Common Stock issuable pursuant to such securities, together with the number of shares of Common Stock owned by such holder and its affiliates (but not including shares of Common Stock underlying unconverted shares of debentures or unexercised portions of the warrants) would not exceed 4.9% of the then outstanding Common Stock as determined in accordance with Section 13(d) of the Exchange Act. This limitation may be waived by the investors upon 61 days notice to the Company.

     The Securities Purchase Agreement also places certain restrictions on the Company's ability to obtain additional financing. The agreement prohibits the Company until the later of 270 days from the date of closing or 180 days from the date of an effective registration statement from obtaining financing which would involve the issuance of additional Common Stock without first obtaining the consent of the investors. In addition, the Company is prohibited from entering into any financial arrangements which would involve the issuance of Common Stock for a period of two (2) years from the date the registration statement becomes effective, without first giving the investors the opportunity to purchase an equal number of shares of Common Stock to maintain their equity position with the Company.

     As of May 10, 2002, (i) $250,000 of the debentures have been issued, none of which have been converted, and (ii) 500,000 warrants have been issued, none of which have been exercised. Pursuant to the terms of the Securities Purchase Agreement, upon a registration statement being declared effective by the SEC, an additional $250,000 of debentures and 500,000 warrants will be issued to the investors.

Loans

     The Company loaned an officer/stockholder $60,000 during the period ending March 31, 2002. The notes are unsecured, due December 2007 and bear interest at 5% per annum with principal and accrued interest due at maturity.

Agreements subsequent to March 31, 2002

     Subsequent to the period ended March 31, 2002, on April 22, the Company entered into a consulting agreement with Robert Andronikou for his consulting services related to Internet Service Provider introductions and Independent ISP advertising candidates in Europe. The Company agreed to issue to Mr. Andronikou $300,000 for his services for a term of six months in lieu of which the Company issued Mr. Andronikou an option to purchase 3,000,000 shares of common stock exercisable at $.10 per share.

      On April 9, 2002 the Company entered into a consulting agreement with Cutting Edge Business Services for services related to Internet technology integration and Internet Protocol planning. The agreement is for a term of six months. The Company agreed to issue to the consultant, 100,000 shares of the Company's restricted common stock and issued an option to Mildred Greenberg of the consultant, an option to purchase 50,000 shares of the Company's common stock exercisable at $.10 per share.

      On April 25, 2002 the Company entered into a six month consulting agreement with Sean Harrell for services related to introductions to advertising agencies. The Company issued Mr. Harrell and option to purchase 250,000 shares of the Company's common stock, exercisable at $.10 per share.

     In May 2002 the Company entered into a license agreement for the use of the CuroCheck Online Check Processing services operated by Services De Red, a Costa Rican company for a term of eight years in exchange for 100,000 shares of common stock. Management has valued the license fee and the stock at $50,000 each. The license agreement is exclusive for the first year and non-exclusive in the subsequent 7 years. The license fee shall be equal to 0.5% of the gross revenue of CuroCheck generated by all USA based merchants during the first year and 0.25% of the gross revenue during the subsequent seven years. The Company also entered into a consulting agreement with a Director of the Costa Rican company to operate the license for a term of one year in exchange for a stock option to purchase 250,000 shares of the Company's common stock at an exercise price of $.10.

     In May 2002 the Company entered into a letter of intent to purchase all of the assets of Casuscards.com from Copyright Securities Dealers, Inc. in exchange for shares of the Company's common stock valued at $100,000 at the time of closing.


Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits


10.1 Form of Securities Purchase Agreement dated January 31, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and the Company filed as Exhibit
10.2 to the Company's Form 8K filed with the Commission on February 7, 2002 (File No. 000-25891)

10.2 Form of Stock Purchase Warrant dated January 31, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and the Company filed as Exhibit
10.3 to the Company's Form 8K filed with the Commission on February 7, 2002 (File No. 000-25891)

10.3 Form of Secured Convertible Debenture dated January 31, 2002 AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and the Company filed as Exhibit
10.4 to the Company's Form 8K filed with the Commission on February 7, 2002 (File No. 000-25891)

10.4 Form of Registration Rights Agreement dated January 31, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and the Company filed as Exhibit
10.6 to the Company's Form 8K filed with the Commission on February 7, 2002 (File No. 000-25891)

10.5 Security Agreement dated January 31, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC and the Company filed as Exhibit 10.5 to the
Company's Form 8K filed with the Commission on February 7, 2002 (File No. 000-25891)

10.6 Agreement dated March 6, 2002 between the Company and Atlantis Investments Limited filed as an exhibit to the Company Form SB2/A filed with the Commission on March 18, 2002.



b. Reports on Form 8-K

      On January 4, 2002 the Company filed a Form 8-K with the Commission to disclose That on December 31, 2001 it was reported on Schedule 13D and Form 3 that Paul Taylor, Chairman and CEO of MarketCentral, held 6,259,588 restricted shares, the controlling share position of the company. The basis of the control was the acquisition of control of the issuer.

     On February 5, 2002 the Company filed a Form 8-K with the Commission to disclose that on January 25, 2002 the Company dismissed Rogoff & Company, located in New York, as the Company's principal accountant and engaged AJ. Robbins, P.C., as its principal independent accountant to audit the financial statements of the Company for the year ended December 31, 2001.

     On February 7, 2002 the Company filed a Form 8-K with the Commission to disclose that The Company entered into a Securities Purchase Agreement on January 31, 2002, between MarketCentral.net Corp and four institutional investors, pursuant to which the Company received $250,000 from the investors from the sale of the Company's 12% secured convertible debentures and the Company also issued warrants to purchase an aggregate of up to 500,000 shares of the Company's common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 20, 2002.


MARKETCENTRAL.NET  CORP.

By:  /s/  Paul  R.  Taylor
---------------------------
Paul  R.  Taylor
Chief  Executive  Officer,
Principal  Executive  Officer
and  Principal  Accounting  Officer