Form 10QSB/A
period 2001-03-31
MARKETCENTRAL NET CORP
filed 2002-07-18
CIK 1068170

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

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD          TO        _________

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

AS OF July 15, 2002 THERE WERE 30,782,170 SHARES OF SHARES OF COMMON STOCK OUTSTANDING.



TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK ONE): YES [ ]   NO [X]

ITEM  1.  FINANCIAL  STATEMENTS


                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A/ FCOM, INC.)
                           CONSOLIDATED BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                   $   2,162
  Employee receivable                                       10,263
  Interest receivable, related party                         1,622
  Deposits                                                   4,425
  Prepaid expenses                                          29,333
                                                         ----------
  Total Current Assets                                      47,805
                                                         ----------

EQUIPMENT, net of accumulated depreciation of $1,269        12,270

NOTES RECEIVABLE, related party                             14,314
                                                         ----------

                                                         $  74,389
                                                         ==========


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                       $  28,938
  Accrued expenses                                         175,753
  Notes payable                                            115,742
                                                         ----------
    Total Current Liabilities                              320,433
                                                         ----------
LONG-TERM DEBT, related party                              100,000
                                                         ----------
    Total Liabilities                                      420,433
                                                         ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock - $0.0001 par value; 100,000,000 shares
     authorized; 10,419,344 issued and outstanding           1,040
  Additional paid-in capital                               231,557
  (Deficit) accumulated during the development stage      (578,641)
                                                         ----------
    Total Stockholders' Equity (Deficit)                  (346,044)
                                                         ----------
                                                         $  74,389
                                                         ==========

          See Accompanying Notes to Consolidated Financial Statements

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              For The Period
                                           For The Three      From Inception
                                            Months Ended     (August 2, 2000)
                                           March 31, 2001    To March 31, 2001
                                          ----------------  -------------------
REVENUE:                                  $             -   $                -
                                          ----------------  -------------------

COSTS AND EXPENSES:
  General and administrative expense              178,688              577,827
  Depreciation and amortization                       677                1,269
                                          ----------------  -------------------

    Total Operating Expenses                      179,365              579,096
                                          ----------------  -------------------

OTHER INCOME (EXPENSE):
  Interest income                                   1,622                1,622
  Interest expense                                 (1,167)              (1,167)
                                          ----------------  -------------------

    Net Other Income (Expense)                        455                  455
                                          ----------------  -------------------

NET (LOSS)                                $      (178,910)  $         (578,641)
                                          ================  ===================


NET (LOSS) PER SHARE, BASIC AND DILUTED   $         (0.05)
                                          ================

WEIGHTED AVERAGE SHARES OUTSTANDING,            3,399,312
                                          ================
  BASIC AND DILUTED


          See Accompanying Notes to Consolidated Financial Statements

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A/ FCOM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                                     For the Period
                                                                  For the Three      From Inception
                                                                   Months Ended     (August 2, 2000)
                                                                  March 31, 2001    to March 31, 2001
                                                                 ----------------  -------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net (loss)                                                       $      (178,910)  $         (578,641)
Adjustments to reconcile net (loss) to net cash from operating activities:
  Depreciation and amortization                                              677                1,269
  Stock issued for services at $.04 per share                            120,264              120,264
  Stock issued for compensation at $.001 per share                             -               94,595
  Changes in assets and liabilities:
  Prepaid expenses                                                       (29,333)             (29,333)
  Other assets                                                           (11,885)             (16,310)
  Accounts payable and accrued expenses                                    2,902              113,671
                                                                 ----------------  -------------------

    Net Cash (Used) by Operating Activities                              (96,285)            (294,485)
                                                                 ----------------  -------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Notes receivable, related parties                                            -              (14,314)
  Purchase of equipment                                                        -              (13,539)
                                                                 ----------------  -------------------

    Net Cash (Used) by Investing Activities                                    -              (27,853)
                                                                 ----------------  -------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                           -              227,500
  Proceeds of note payable, related party                                100,000              100,000
  Proceeds of notes payable                                               25,000               25,000
  Payments of convertible debt                                           (28,000)             (28,000)
                                                                 ----------------  -------------------

    Net Cash Provided by Financing Activities                             97,000              324,500
                                                                 ----------------  -------------------

INCREASE IN CASH                                                             715                2,162

Cash, beginning of period                                                  1,447                    -
                                                                 ----------------  -------------------

Cash, end of period                                              $         2,162   $            2,162
                                                                 ================  ===================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
  Interest                                                       $             -   $                -
                                                                 ================  ===================
  Taxes                                                          $             -   $                -
                                                                 ================  ===================

          See Accompanying Notes to Consolidated Financial Statements

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

On March 21, 2001, the Company (FCOM) was acquired by MarketCentral.net Corp. The Company exchanged all of its issued and outstanding common stock, 741 A warrants and 741 B warrants exercisable at $8.00 and $16.00, respectively for 154,768 shares of MarketCentral.net Corp.'s common stock and acquired in a separate transaction from the majority stockholders of MarketCentral.net Corp. an additional 122,535 shares of common stock in exchange for a $325,000 convertible debenture. The convertible debenture was convertible at 60% of the average market price of the Company's common stock for the 30 preceding days at the option of the debenture holder. Immediately upon completion of the acquisition, the Company was relieved of $233,280 of the debt by releasing the shares to the debenture holders. Due to the fact that following the acquisition, the stockholders of FCOM were in control of the combined entity, the acquisition is accounted for as though the Company is the accounting acquirer and the acquisition is treated as a recapitalization of the Company for accounting purposes. The operations of MarketCentral.net Corp. are included in the financial statements beginning on March 21, 2001. The Company assumed $248,282 in debt in the transaction and has recorded this as a reduction of additional paid in capital.

The following unaudited proforma condensed consolidating statement of operations for the year ended December 31, 2000 gives effect to the transaction as if it had occurred on January 1, 2000.

              Fcom, Inc.    MarketCentral
           From Inception    .Net, Corp
          (August 2, 2000)  For The Year
                To             Ended
            December 31,     December 31,     (A)  Proforma       (B) Proforma
                2000            2000           Adjustments        Consolidated
             -------------  ---------------  -----------------  ---------------
Revenues     $        -        $  11,029          $  -             $  11,029
Expenses        399,731          476,227             -               875,958
             -------------  ---------------  -----------------  ---------------


Net  loss    $  (399,731)      $(465,198)         $  -             $(864,929)
             =============  ================  ================   ==============


Loss  per  share                                                   $   (5.59)
                                                                  =============


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

During the three months ended March 31, 2001, the Company had a net loss of $178,910. The Company incurred general and administrative costs of $178,677 during this period. A substantial portion of the expenses consisted of consulting and salary expenses.

     Interest  expense  was  $1,167  for  the three months ended March 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

We finance our operations and capital requirements primarily through private debt and equity offerings.

We  currently  have  no  material  commitments  for  capital  requirements.

As of March 31, 2001 the Company had cash and cash equivalents of $2,162. Total assets were $74,389 at March 31, 2001.

For the three-month period ended March 31, 2001 the net cash used in operating activities was ($96,285). The Company's net cash used in investing activities was $-0-. The net cash that was provided by financing activities was $97,000 this quarter.

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

PART  II  -  OTHER  INFORMATION

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 12, 2002.

MARKETCENTRAL.NET  CORP.
(Registrant)

By:  /s/  Paul  R.  Taylor
--------------------------
Paul  R.  Taylor
Chief  Executive  Officer,  Principal
Executive Officer and Principal Accounting
Officer