Form 10QSB/A
period 2001-06-30
MARKETCENTRAL NET CORP
filed 2002-07-18
CIK 1068170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2001
                                                ----------------

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
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

 Cash                                                 $     139
 Employee receivable                                     10,263
 Interest receivable, related party                       3,259
 Deposits                                                   250
 Prepaid expenses                                        33,980
                                                       ----------

 Total Current Assets                                    47,891
                                                       ----------

EQUIPMENT, net of accumulated depreciation of $1,946     11,593

NOTES RECEIVABLE, related party                          14,314
                                                       ----------

                                                       $ 73,798
                                                       ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                     $ 64,245
  Accrued expenses                                      308,203
  Notes payable                                         115,742
                                                       ----------

     Total Current Liabilities                         488,190
                                                       ----------

LONG-TERM DEBT, related party                           100,000
                                                       ----------

    Total Liabilities                                   588,190
                                                       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $0.0001 par value; 100,000,000 shares
authorized; 11,669,344 issued and outstanding            1,152
Additional paid-in capital                             251,164
(Deficit) accumulated during the development stage    (766,708)
                                                      ----------

Total Stockholders' Equity (Deficit)                  (514,392)
                                                      ----------

                                                       $73,798
                                                      ==========

          See Accompanying Notes To Consolidated Financial Statements

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              For The Period
                                           For The Three      For The Six     From Inception
                                           Months Ended      Months Ended    (August 2, 2000)
                                           June 30, 2001    June 30, 2001    To June 30, 2001
                                          ---------------  ---------------  ------------------
REVENUE:                                  $            -   $            -   $               -
                                          ---------------  ---------------  ------------------

COSTS AND EXPENSES:
  General and administrative expense             204,087          363,989             763,128
  Depreciation and amortization                      677            1,354               1,946
                                          ---------------  ---------------  ------------------

    Total Operating Expenses                     204,764          365,343             765,074
                                          ---------------  ---------------  ------------------

OTHER INCOME (EXPENSE):
  Interest income                                  1,637            3,259               3,259
  Interest expense                                (3,726)          (4,893)             (4,893)
                                          ---------------  ---------------  ------------------

    Net Other Income (Expense)                    (2,089)          (1,634)             (1,634)
                                          ---------------  ---------------  ------------------

NET (LOSS)                                $     (206,853)  $     (366,977)  $        (766,708)
                                          ===============  ===============  ==================


NET (LOSS) PER SHARE, BASIC AND DILUTED   $        (0.02)  $        (0.05)
                                          ===============  ===============

WEIGHTED AVERAGE SHARES OUTSTANDING,          10,949,584        7,195,296
                                          ===============  ===============
  BASIC AND DILUTED


          See Accompanying Notes To Consolidated Financial Statements

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A/ FCOM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                                                                    For the Period
                                                                    For the Six     From Inception
                                                                   Months Ended    (August 2, 2000)
                                                                  June 30, 2001    to June 30, 2001
                                                                 ---------------  ------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net (loss)                                                       $     (366,977)  $        (766,708)
Adjustments to reconcile net (loss) to net cash from operating activities:
  Depreciation and amortization                                           1,354               1,946
  Stock issued for services                                             131,358             131,358
  Stock issued for compensation                                               -              94,595
  Stock based compensation                                                8,625               8,625
  Changes in assets and liabilities:
  Prepaid expenses                                                      (33,980)            (33,980)
  Other assets                                                           (9,347)            (13,772)
  Accounts payable and accrued expenses                                 170,659             281,428
                                                                 ---------------  ------------------

    Net Cash (Used) by Operating Activities                             (98,308)           (296,508)
                                                                 ---------------  ------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Notes receivable, related parties                                           -             (14,314)
  Purchase of equipment                                                       -             (13,539)
                                                                 ---------------  ------------------

    Net Cash (Used) by Investing Activities                                   -             (27,853)
                                                                 ---------------  ------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                          -             227,500
  Proceeds of note payable, related party                               100,000             100,000
  Proceeds of notes payable                                              25,000              25,000
  Payments of convertible debt                                          (28,000)            (28,000)
                                                                 ---------------  ------------------

    Net Cash Provided by Financing Activities                            97,000             324,500
                                                                 ---------------  ------------------

INCREASE (DECREASE) IN CASH                                              (1,308)                139

Cash, beginning of period                                                 1,447                   -
                                                                 ---------------  ------------------

Cash, end of period                                              $          139   $             139
                                                                 ===============  ==================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
  Interest                                                       $            -   $               -
                                                                 ===============  ==================
  Taxes                                                          $            -   $               -
                                                                 ===============  ==================



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

During the three and six months ended June 30, 2001, the Company had a net loss of ($206,853) and ($366,977), respectively. The Company incurred general and administrative costs of $204,087 and $363,989 during the three and six-month periods ended June 30, 2001. A substantial portion of the expenses consisted of consulting and salary expenses.

Interest expense was $3,726 and $4,893 for the three and six-month periods ended June 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

We finance our operations and capital requirements primarily through private debt and equity offerings.

We  currently  have  no  material  commitments  for  capital  requirements.

As of June 30, 2001 the Company had cash and cash equivalents of $139. Total assets were $73,798 at June 30, 2001.

For the six-month period ended June 30, 2001 the net cash used in operating activities was ($98,308). The Company's net cash used in investing activities was $-0-. The net cash that was provided by financing activities was $97,000 this period.

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