Form 10QSB/A
period 2001-09-30
MARKETCENTRAL NET CORP
filed 2002-07-18
CIK 1068170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED September 30, 2001
                                                -------------------

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
                                   (UNAUDITED)

                                     ASSETS


CURRENT ASSETS:
  Employee receivable                                    $    10,763
  Interest receivable, related party                           4,914
  Deposits                                                       250
  Prepaid expenses                                            53,860
                                                         ------------

  Total Current Assets                                        69,787
                                                         ------------

EQUIPMENT, net of accumulated depreciation of $2,623          10,916

EQUITY INVESTMENT                                              6,626

NOTES RECEIVABLE, related party                               19,459
                                                         ------------

                                                         $   106,788
                                                         ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Cash overdraft                                         $     1,805
  Accounts payable                                            71,938
  Accrued expenses                                            74,309
  Notes payable                                              120,795
                                                         ------------

    Total Current Liabilities                                268,847
                                                         ------------

LONG-TERM DEBT, related party                                100,000
                                                         ------------

    Total Liabilities                                        368,847
                                                         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock - $0.0001 par value; 100,000,000 shares
     authorized; 1,582,688 issued and outstanding                158
  Additional paid-in capital                                 800,644
  Deficit accumulated during the development stage        (1,062,861)
                                                         ------------

    Total Stockholders' Equity (Deficit)                    (262,059)
                                                         ------------

                                                         $   106,788
                                                         ============


          See Accompanying Notes To Consolidated Financial Statements

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   For The Period                               For The Period
                                             For The Three          From Inception          For The Nine        From Inception
                                              Months Ended        (August 2, 2000)          Months Ended        (August 2, 2000)
                                           September 30, 2001    To September 30, 2000    September 30, 2001  to September 30, 2001
                                          --------------------  -----------------------  -------------------- ---------------------
REVENUE:                                  $                 -   $                    -   $                 -   $              -
                                          --------------------  -----------------------  -------------------- ---------------------

COSTS AND EXPENSES:
  General and administrative expense                  311,962                   40,893               657,165         1,056,304
  Depreciation and amortization                           676                        -                 2,030             2,622
                                          --------------------  -----------------------  -------------------- ---------------------

    Total Operating Expenses                          312,638                   40,893               659,195         1,058,926
                                          --------------------  -----------------------  -------------------- ---------------------

OTHER INCOME (EXPENSE):
  Interest income                                       1,655                        -                 4,914            4,914
  Interest expense                                     (3,956)                       -                (8,849)          (8,849)
                                          --------------------  -----------------------  -------------------- ---------------------

    Net Other Income (Expense)                         (2,301)                       -                (3,935)          (3,935)
                                          --------------------  -----------------------  -------------------- ---------------------

NET (LOSS)                                $          (314,939)  $              (40,893)  $          (663,130)    $  (1,062,861)
                                          ====================  =======================  ==================== =====================


NET (LOSS) PER SHARE, BASIC AND DILUTED   $             (0.26)  $                (1.26)  $             (0.94)
                                          ====================  =======================  ====================

WEIGHTED AVERAGE SHARES OUTSTANDING,                1,204,849                   32,561               704,187
                                          ====================  =======================  ====================
  BASIC AND DILUTED



          See Accompanying Notes To Consolidated Financial Statements

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A/ FCOM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                          For the Period         For the Period
                                                                    For the Nine          From Inception         From Inception
                                                                    Months Ended         (August 2, 2000)       (August 2, 2000)
                                                                  September 30, 2001    September 30, 2000   to September 30, 2001
                                                                 --------------------  --------------------  ---------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net (loss)                                                       $          (663,130)  $           (40,893)   $    (1,062,861)
Adjustments to reconcile net (loss) to net cash from operating activities:
  Depreciation and amortization                                                2,030                     -              2,622
  Stock issued for compensation                                                    -               107,500             94,595
  Stock issued for services                                                  658,764               658,764            658,764
  Stock based compensation                                                    13,313                     -             13,313
  Changes in assets and liabilities:
  Prepaid expenses                                                           (53,860)                    -            (53,860)
  Other assets                                                               (11,502)               (4,425)           (15,927)
  Accounts payable and accrued expenses                                      (53,736)                5,600             57,033
                                                                 --------------------  --------------------  ----------------------

    Net Cash Provided (Used) by Operating Activities                        (108,121)               67,782           (306,321)
                                                                 --------------------  --------------------  ----------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Notes receivable, related parties                                           (5,145)                    -            (19,459)
  Purchase of equipment                                                            -                     -            (13,539)
                                                                 --------------------  --------------------   ---------------------

    Net Cash (Used) by Investing Activities                                   (5,145)                    -            (32,998)
                                                                 --------------------  --------------------   ---------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                               -                     -            227,500
  Proceeds from line of credit                                                 5,053                     -              5,053
  Proceeds from exercise of stock options                                     12,750                     -             12,750
  Payment of stock option costs                                               (2,984)                    -             (2,984)
  Proceeds of note payable, related party                                    100,000                     -            100,000
  Proceeds of notes payable                                                   25,000                     -             25,000
  Payments of convertible debt                                               (28,000)                    -            (28,000)
                                                                 --------------------  --------------------   ---------------------

    Net Cash Provided by Financing Activities                                111,819                     -            339,319
                                                                 --------------------  --------------------   ---------------------

INCREASE (DECREASE) IN CASH                                                   (1,447)               67,782                  -

Cash, beginning of period                                                      1,447                     -                  -
                                                                 --------------------  --------------------   ---------------------

Cash, end of period                                              $                 -   $            67,782                  -
                                                                 ====================  ====================   =====================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
  Interest                                                       $                 -   $                 -    $             -
                                                                 ====================  ====================   =====================
  Taxes                                                          $                 -   $                 -     $            -
                                                                 ====================  ====================   =====================



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
             =============  ================  ================   ==============


Loss  per  share                                                   $   (5.59)
                                                                  =============


NOTE  5  -  JOINT  MARKETING  AGREEMENT

In July 2001 the Company entered into a joint marketing agreement with AdServersLLC to act as a sales representative for the Company's products and services for a period of three years and may be automatically renewed for successive one-year periods. The Company shall pay commissions of 20% or 50% on net revenues generated from the sale of the Company's non-primary and primary products and services, respectively.

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

During the three and nine months ended September 30, 2001, the Company had a net loss of ($314,939) and ($663,130), respectively, as compared to a net loss of ($40,893) for the period from August 2, 2000 (inception) to September 30, 2000. The Company incurred general and administrative costs of $311,962 and $657,165 during the three and nine-month periods ended September 30, 2001 and $40,893 for the period from August 2, 2000 (inception) to September 30, 2000. A substantial portion of the expenses consisted of consulting and salary expenses.

Interest expense was $3,956 and $8,849 for the three and nine-month periods ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

We finance our operations and capital requirements primarily through private debt and equity offerings.

We  currently  have  no  material  commitments  for  capital  requirements.

As of September 30, 2001 the Company had a cash overdraft of ($1,805). Total assets were $106,788 at September 30, 2001.

For the nine-month period ended September 30, 2001 the net cash used in operating activities was ($108,121). The Company's net cash used in investing activities was $-0-. The net cash that was provided by financing activities was $111,819 this period.

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