Form 10KSB/A
period 2001-12-31
MARKETCENTRAL NET CORP
filed 2002-07-18
CIK 1068170

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                            ------------------------

                                   FORM  10-KSB/A
(MARK  ONE)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

     Issuer had no revenues for its most recent fiscal year.

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

-------------------------------------------------------------------------------

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

Consolidated  Statements  of  Changes  in Stockholders' Equity (Deficit)   F-5

Consolidated  Statements  of  Cash  Flows                                  F-7

Notes  to  Consolidated  Financial  Statements                             F-8

                                AJ. ROBBINS, PC.
                          CERTIFIED PUBLIC ACCOUNTANTS
                                 AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206


                          INDEPENDENT AUDITORS' REPORT

THE  BOARD  OF  DIRECTORS
MARKETCENTRAL.NET  CORP.
ENGLEWOOD,  COLORADO


We have audited the accompanying consolidated balance sheet of MarketCentral.net Corp. (formerly known as FCOM, Inc.) (a development stage company) as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended and for the period from inception (August 2, 2000) to December 31, 2000 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MarketCentral.net Corp. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended and for the period from inception (August 2, 2000) to December 31, 2000 and 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Management's plans are also discussed in Note 1. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                           ==========================

                                                        December 31,
                                                            2001
                                                       --------------
CURRENT ASSETS:
 Cash                                                  $           -
 Interest receivable, related party                            9,856
 Deposits                                                        250
 Employee receivable                                               -
 Deferred offering costs                                     320,000
 Prepaid expenses                                            108,970
 Other assets                                                      -
                                                       --------------

       Total Current Assets                                  439,076

EQUIPMENT, net of accumulated depreciation                    10,239

EQUITY INVESTMENT                                              8,115

NOTES RECEIVABLE, related party                               34,151

OTHER INTANGIBLES                                              6,999
                                                       --------------

                                                       $     498,580
                                                       ==============

CURRENT LIABILITIES:
 Cash overdraft                                        $       1,890
 Accounts payable                                             92,769
 Accrued expenses                                             74,112
 Convertible debt                                                  -
 Notes payable                                               106,045
                                                       --------------

       Total Current Liabilities                             274,816

LONG-TERM DEBT, related party                                100,000
                                                       --------------

       Total Liabilities                                     374,816
                                                       --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock - $0.0001 par value; 500,000,000 shares
       authorized; 18,418,004 issued and outstanding           1,845
 Additional paid-in capital                                2,326,464
 Subscription receivable                                    (540,000)
 (Deficit) accumulated during the development stage       (1,664,545)
                                                       --------------

       Total Stockholders' Equity                            123,764
                                                       --------------

                                                       $     498,580
                                                       ==============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      =====================================

                                                     FOR THE PERIOD   FOR THE PERIOD
                                      FOR THE YEAR   FROM INCEPTION   FROM INCEPTION
                                         ENDED      (AUGUST 2, 2000)  (AUGUST 2, 2000)
                                      DECEMBER 31,  TO DECEMBER 31,   TO DECEMBER 31,
                                         2001           2000               2001
                                      ------------  ----------------  ----------------


REVENUE:                              $         -   $       -          $         -


OPERATING EXPENSES:
 General and administrative expense     1,255,861     399,139            1,655,000
 Depreciation                               2,708         592                3,300
                                      ------------  ----------------  ----------------


         Total Operating Expenses       1,258,569     399,731            1,658,300
                                      ------------  ----------------  ----------------



OTHER INCOME (EXPENSE):
 Interest income                            9,856           -                9,856
 Interest expense                         (12,960)          -              (12,960)
 Loss on equity investment                 (3,141)          -               (3,141)
                                      ------------  ----------------  ----------------


       Net Other Income (Expense)          (6,245)          -               (6,245)
                                      ------------  ----------------  ----------------



NET (LOSS)                            $(1,264,814)  $(399,731)         $(1,664,545)
                                      ============  ================  ================


NET (LOSS) PER SHARE                  $      (.35)  $   (2.58)
                                      ============  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING     3,602,309     154,768
                                      ============  ==========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENT

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 2001
                ================================================

                                                                  COMMON STOCK
                                                                  ------------
                                                                                                            (DEFICIT)
                                                                                                           ACCUMULATED
                                                                                                            DURING THE
                                                                            ADDITIONAL PAID  SUBSCRIPTION  DEVELOPMENT
                                          DATE ISSUED     SHARES     AMOUNT   IN CAPITAL      RECEIVABLE      STAGE         TOTAL
                                         -------------   ----------  ---------  -------------  ------------  -----------  --------
BALANCES, August 2, 2000                                          -  $      -    $     -       $      -     $       -    $       -
Stock issued for compensation at
   $.001 per share                   September 5, 2000   20,000,000    20,000          -              -             -       20,000
Sale of common stock at $.50         November 13, 2000      455,000       455    227,045                                   227,500
Stock issued for compensation
   at $.001 per share                December 22, 2000   74,595,000    74,595          -              -             -       74,595
Effect of reverse acquisition                           (95,050,000)  (95,050)    95,050              -             -            -
Effect of reverse acquisition                               154,768        15          -              -             -           15
Effect of reverse acquisition                               268,854        27          -              -             -           27
Net (loss) for the period                                         -         -          -              -      (399,731)    (399,731)
                                         -------------   -----------  -------- -------------  ------------  -----------  ----------
BALANCES, December 31, 2000                                 423,622        42    322,095              -       (399,731)    (77,594)

Stock issued for conversion of
    note payable at $.97                March 20, 2001       39,674         4     38,474              -              -      38,478
Stock issued for services at $.64       March 20, 2001      187,913        19    120,246              -              -     120,265
Stock assumed in acquisition with FCOM  March 21, 2001                          (248,282)             -              -    (248,282)
Stock issued for services at $.11          May 8, 2001       53,125         5      5,839              -              -       5,844
Stock issued for services at $.21        June 22, 2001       25,000         3      5,247              -              -       5,250
Stock issued for services at $.16        July 17, 2001      131,250        13     20,987              -              -      21,000
Stock issued in lieu of salary at $1.60  July 17, 2001      265,625        27    424,973              -              -     425,000
Stock issued for services at $2.40       July 23, 2001       31,250         3     74,997              -              -      75,000
Stock issued for services at $.11        July 23, 2001       46,875         5      5,151              -              -       5,156
Stock issued to purchase 3,191.50
membership interests in Ad Servers,
  LLC at $.09                            July 31, 2001       25,000         3      2,247              -              -       2,250
Stock issued to purchase 24,250
  membership interests in Ad
  Servers, LLC and 100% of OACI at $.09  July 31, 2001       31,250         3      2,810              -              -       2,813
Stock based compensation for
   investment in OACI                                             -         -      1,563              -              -       1,563
Stock options exercised at .12
less escrow fees of $1,756           September 6, 2001       62,500         6      5,738              -              -       5,744

Stock issued for services at $.01    September 7, 2001      125,000        13      1,237              -              -       1,250
Stock options exercised at .056
less escrow fees of $614            September 17, 2001       46,875         5      2,006              -              -       2,011
Stock options exercised at .035
less escrow fees of $614            September 28, 2001       75,000         8      2,003              -              -       2,011
Effect of reverse stock split       September 28, 2001       12,729         1          -              -              -           1

                                  (CONTINUED)


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 2001
                ================================================


                                                COMMON STOCK
                                                ------------
                                                                                                            (DEFICIT)
                                                                                                           ACCUMULATED
                                                                                                            DURING THE
                                                                            ADDITIONAL PAID  SUBSCRIPTION  DEVELOPMENT
                                          DATE ISSUED     SHARES     AMOUNT   IN CAPITAL      RECEIVABLE      STAGE         TOTAL
                                      ----------------   ----------  ---------  -------------  ------------  -----------  --------

Stock issued for note at $.09         October 10, 2001    6,000,000       600        539,400   (540,000)              -          -
Stock issued for services at $.13     October 17, 2001      250,000        25         32,475          -               -     32,500
Stock issued for services at $.13     October 19, 2001    1,726,217       173        224,235          -               -    224,408
Stock options exercised at .04
  less escrow fees of $141            October 24, 2001       15,000         2            457          -               -        459
Sale of common stock at $.04          November 6, 2001    5,048,716       505        179,936          -               -    180,441
Stock issued for patent rights
   at $.07                            December 3, 2001      100,000        10          6,990          -               -      7,000
Stock issued for services at $.10     December 3, 2001      940,000        94         65,706          -               -     65,800
Stock issued for services at $.16     December 5, 2001      140,000        14         22,386          -               -     22,400
Stock issued for deferred offering
    costs at $.07                     December 20, 2001   2,615,383       262        319,738          -               -    320,000
Stock based compensation                                           -        -        147,810          -               -    147,810
Net (loss)                                                         -        -              -          -      (1,264,814)(1,264,814)
                                      -----------------   ----------  ---------  -------------  ------------ -----------  ---------

BALANCES, December 31, 2001                               18,418,004   $1,845    $ 2,326,464    $ (540,000)  $(1,664,545) $123,764
                                      =================   ==========  =========  =============  ============ ============ =========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      =====================================

                                                                                              For The Period  For The Period
                                                                                For The Year  From Inception   From Inception
                                                                                     Ended  (August 2, 2000) (August 2, 2000)
                                                                                 December 31, To December 31, To December 31,
                                                                                      2001         2000           2001
                                                                                  ------------  ----------  ---------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net  (loss)                                                                       $(1,264,814)  $(399,731)  $(1,664,545)
 Adjustments to reconcile net (loss) to net cash from     operating activities:
   Depreciation                                                                         2,708         592         3,300
   Stock based compensation                                                           147,810           -       147,810
   Stock issued for services                                                        1,003,873      94,595     1,098,468
   Loss on equity investment                                                            3,141           -         3,141
 Changes in assets and liabilities:
   Other current assets                                                                (5,681)     (4,425)      (10,106)
   Prepaid expenses                                                                  (108,970)          -      (108,970)
   Accounts payable                                                                    (5,624)      7,373         1,749
   Accrued expenses                                                                   (29,282)    103,396        74,114
   Bank overdraft                                                                       1,890           -         1,890
                                                                                  ------------  ----------  ------------

         Net Cash (Used) by Operating Activities                                     (254,949)   (198,200)     (453,149)
                                                                                  ------------  ----------  ------------


CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
 Equity investment                                                                     (4,630)          -        (4,630)
 Purchase of equipment                                                                      -     (13,539)      (13,539)
 Notes receivable, related party                                                      (19,837)    (14,314)      (34,151)
                                                                                  ------------  ----------  ------------


         Net Cash (Used) by Investing Activities                                      (24,467)    (27,853)      (52,320)
                                                                                  ------------  ----------  ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
 Payments of convertible debt                                                         (42,500)          -       (42,500)
 Proceeds from notes payable and line of credit                                        29,803           -        29,803
 Proceeds from note payable, related party                                            100,000           -       100,000
 Proceeds from exercise of stock options                                               13,350           -        13,350
 Payment of stock option costs                                                         (3,125)          -        (3,125)
 Proceeds from sale of common stock                                                   180,441     227,500       407,941
                                                                                  ------------  ----------  ------------

       Net Cash Provided by Financing Activities                                      277,969     227,500       505,469
                                                                                  ------------  ----------  ------------

NET INCREASE (DECREASE) IN CASH                                                        (1,447)      1,447             -

CASH, beginning of period                                                               1,447           -             -
                                                                                  ------------  ----------  ------------

CASH, end of period                                                               $         -   $   1,447   $         -
                                                                                  ============  ==========  ============

Cash paid for interest                                                            $         -   $       -   $         -
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

MarketCentral.net Corp. (formerly known as FCOM, Inc.) ("Company") was incorporated in the State of Colorado on August 2, 2000. The Company is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company's year end is December 31.

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

PLAN  OF  OPERATION
-------------------
The Company is a development stage provider of products and services that enable publishers, advertisers, direct marketers and promotional merchants to market products and/or advertisements to Internet service providers (ISP) subscribers. The Company offers advertisers capabilities for advert delivery, targeting and audience tracking. The Company has initiated the following actions and strategies with regards to the on-going advancement of their business opportunities:

-    Negotiated  the  Joint  Marketing  Agreement  with  AdServersOnline;

- Conducted due diligence with respect to potential Internet service providers that may be interested in purchasing Ad-Apt;

- Negotiated agreements with Internet service providers for the purchase of the AdServersOnline services, which have not yet been consummated; and

- Organized beta tests conducted with Internet service providers of the Ad-Apt technology offered by AdServersOnline.

The Company has not generated revenue and there is no assurance that they will be able to generate revenue. The Company anticipates having to secure additional capital to meet their on-going requirements and to meet their stated objectives. The Company is in the process of identifying potential investors and will need to raise additional funds within the next six months. Any significant capital expenses or increases in operating costs will be dependent on their ability to raise additional capital, debt financing or generate revenue. The Company does not have plans for the increase in capital expenditures.

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

In August 2001 the Company entered into a asset purchase agreement to acquire 100% of Online Asset Courtesy, Inc. ("OACI"), whose only asset was 24,250 units of AdServers in exchange for 31,250 shares of the Company's common stock valued at $2,813 and a warrant to purchase 31,250 shares at $.10 for a period of three years valued at $1,563. The warrant was valued at fair market value using the Black-Scholes pricing model. Significant assumptions used were a risk-free interest rate of 4.04% and volatility of 453%. Also in August 2001 the Company acquired an additional 3,191.50 units of AdServers for 25,000 shares of the Company's common stock valued at $2,250. The Company purchased 1,851.85 additional units in December 2001 for $4,630. As of December 31, 2001 the Company's equity investment in AdServers shared in 21.1% of the capital, 21.1% of the income and 5.2% of the losses of AdServers.

In January 2002 the Company issued warrants to certain partners of AdServers to purchase 200,000 shares of the Company's common stock at $.24 per share, expiring in 2005 for the completion of the software system to be used to sell the Company's products and services under the joint marketing agreement (See
Note 10). The fair market value of the warrants using the Black-Sholes pricing model of $34,000 was recorded as an additional capital contribution to AdServers. Significant assumptions used were a risk-free interest rate of 4.50% and volatility of 413%.

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

VALUATION  OF  THE  COMPANY'S  COMMON  STOCK
--------------------------------------------
Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or in the case of options and warrants which have been valued using the Black-Scholes pricing model to estimate the fair market value.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Provisions will be recorded for returns, concessions, and bad debts when revenues are recorded.

ADVERTISING  EXPENSES
---------------------
The Company expenses advertising costs as incurred. During the periods ended December 31, 2001 and 2000, the Company did not have significant advertising costs.

PROPERTY  AND  EQUIPMENT  DEPRECIATION
--------------------------------------
Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over five years, the estimated useful life of the assets. Total depreciation expense was $2,708 and $592 for the periods ended December 31, 2001 and 2000.

EMPLOYEE  STOCK-BASED  COMPENSATION
-----------------------------------
The Company accounts for stock based compensation in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of APB No. 25.

However, if the provisions of APB No. 25 are continued, proforma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. The Company recognizes compensation costs under the provisions of APB No. 25 and provides the expanded disclosure required by SFAS No. 123. (See Note 5)

                    MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

In March 2000 the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of Accounting Principles Board (APB) Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 including: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its results of operations or financial position.

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

RECLASSIFICATION
----------------
Certain amounts reported in the Company's financial statements for the period ended December 31, 2000 have been reclassified to conform to the current period presentations.

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

STOCK  OPTION  PLAN
-------------------
Effective November 2001 the Company's board of directors adopted the 2002 Stock Option Plan under which 1,000,000 shares of the Company's Common Stock were reserved for issuance at prices not less that 50% of the current market value on the date of grant. The board may grant options to employees, directors, officers, consultants, or advisors. Subsequent to year end, the board of directors increased the number of shares reserved by 4,000,000.

The following table summarizes all of the activity of options and warrants grants for the periods ended December 31, 2000 and 2001.


                                                      Weighted
                                                      Average
                                      Number  of      Exercise   Exercise
                                 Options   Warrants   Price       Amount
                                ---------  ---------  ------  ----------

Outstanding, August 2, 2000            -           -  $    -  $       -


Granted                                -       1,482   12.00          -
                                ---------  ---------  ------  ----------

Outstanding, December 31, 2000         -       1,482   12.00     17,784

Granted                          468,750   1,243,750     .09    148,128
Exercised                       (199,375)          -     .05    (10,228)
                                ---------  ---------  ------  ----------

Outstanding, December 31, 2001   269,375   1,245,232  $  .10  $ 155,684
                                =========  =========  ======  ==========


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

SUBSCRIPTION  RECEIVABLE
------------------------
In connection with the President's employment agreement, the Company agreed to sell 6,000,000 shares of Common Stock at $.09 per share for a promissory note in the amount of $540,000. The promissory note bears interest at 8% with principal and accrued interest due October 10, 2006. No payments have been made or are due.

NOTE  5  -  STOCK-BASED  COMPENSATION

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $401,869 and $-0-during the years ended December 31, 2001 and 2000. The Company also had stock-based compensation which was recorded as capitalized prepaid consulting fees of $101,970 and $-0- during the periods ended December 31, 2001 and December 31, 2000. In estimating the above expense the Company used the Black-Scholes pricing model. The average risk-free interest rate used was 3.50%-4.50%, volatility was estimated at 408.00%-413.00%, the expected life was one year.

The Company did not adopt the fair value method with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method. Had the Company adopted the fair value method with respect to options issued to employees as well there would have been no charge to income in December 31, 2001 and 2000 because no stock options were issued during these periods.

NOTE  6  -  NOTES  RECEIVABLE-RELATED  PARTY

In December 2001 the Company entered into three notes receivable with an officer/stockholder totaling $40,000. The notes are unsecured, due December 2006 and bear interest at 8% per annum with principal and accrued interest due at maturity. The Company loaned the officer/stockholder an additional $60,000 subsequent to year end with similar note terms.

                   MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  7  -  NOTES  PAYABLE

The Company obtained one-year demand loans from a stockholder in the amount of $37,500 on August 9, 2000 and in the amount of $28,000 on November 7, 2000. The notes bear interest at the Chase Prime Rate plus 1% per annum. Unpaid principal after the due date accrues at 10% per annum. The notes have not been paid and terms are being negotiated.

In January 2001 the Company entered into a convertible debenture for $25,000. The debenture bears interest at 18% with principal and interest due February 1, 2002. The debenture was convertible into shares of common stock of a potential acquisition target only if the merger or acquisition occurred with this target company. The merger did not occur and the debt is no longer convertible. The note has not been paid and terms are being negotiated. Subsequent to year end accrued interest of $4,875 was paid.

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

JOINT  MARKETING  AGREEMENT
---------------------------
In July 2001 the Company entered into a joint marketing agreement with AdServers to act as the non-exclusive sales representative for the Company's products and services for a period of three years and may be automatically renewed for successive one-year periods. The Company shall pay commissions of 20% or 50% on net revenues generated from the sale of the Company's non-primary and primary products and services, respectively.

STOCK  SALE  AGREEMENT
----------------------
In October 2001 the Company entered into a stock sale agreement with an international company to sell up to 8.4 million restricted shares of common stock until fully sold or December 31, 2001. The Company also agreed to issue three-year warrants to purchase 50,000 shares of common stock at 120% of the closing bid price prior to the date funding is received for every $50,000 funded. As of December 31, 2001 5,048,716 shares were sold for $180,441 and the Company issued 150,000 warrants. Subsequent to year end 3,351,284 shares were sold for $107,988 and the Company issued an additional 50,000 warrants and simultaneously cancelled the 200,000 warrants outstanding and 336,000 shares of common stock at $.17 per share were issued as a consulting fee.

OFFICE  LEASE
-------------
The Company rents office space under an operating lease beginning May 15, 2001 and ending August 31, 2002.

Rent expense was $37,064 and $13,979 for the periods ended December 31, 2001 and 2000.

                   MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

SECURITIES  SALE  AGREEMENT
---------------------------
On January 31, 2002 the Company entered into a securities sale agreement with a group of investors providing for the issuance of 12% secured convertible debentures in the aggregate principal amount of $500,000 due January 31, 2003 at a conversion price calculated at the time of conversion for the aggregate consideration of $500,000 and warrants to purchase 1,000,000 shares of common stock, exercisable at the lesser of $.057 or the average of the lowest three trading prices during the 20-day period prior to exercise, expiring January 31, 2005. On January 31, 2002 the Company received $250,000 and issued warrants to purchase 500,000 shares of common stock valued at $97,500 to be expensed as loan fees over the length of the note. All assets of the Company secure the debentures. Interest is payable on dates at the option of the holder. The debentures are convertible into shares of common stock at the lesser of $.075 per share or 50% of the market price of the Company's common stock for the average of the lowest three trading prices during the 20-day period prior to conversion. The Company will record $250,000 as interest expense for the beneficial conversion feature related to the debenture during the three month period ended March 31, 2002.

CONSULTING  AGREEMENTS
----------------------
In July 2001 the Company issued 62,500 shares of restricted common stock valued at $10,000 for consulting services for one year. In November 2001 the Company issued an additional 940,000 shares of restricted common stock valued at $65,800 to this consultant under a one-year consulting agreement for similar consulting services.

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

In March 2001 the Company entered into a consulting agreement to identify suitable merger/acquisition candidates and secure required debt financing for a term of one year. During the agreement and up to three years after its expiration, the Company shall pay a 3.5% fee upon the closing of any debt financing or successful merger/acquisition introduced by the consultant. In addition, the Company issued 18,750 shares of common stock as an engagement fee valued at $12,000. In May 2001 the agreement was amended to provide strategic planning services, expiring in March 2002, and issued 25,000 shares of common stock valued at $2,750.

In May 2001 the Company entered into a consulting agreement for financial advisory services for a term of one year in exchange for 62,500 shares of common stock valued at $10,000 issued on July 17, 2001 and a five-year warrant to purchase 62,500 shares of common stock at $1.60 per share. (See Note 5).

                   MARKETCENTRAL.NET CORP. AND SUBSIDIARIES
                               (F/K/A FCOM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

In June 2001 the Company entered into a consulting agreement for technology integrations services for a term of 6 months. The Company issued 25,000 shares of common stock valued at $5,250. In August 2001 the Company entered into an additional consulting agreement with this consultant for technology integrations services for a term of 6 months, running concurrent with the prior agreement. An additional 62,500 shares of common stock were issued valued at $625. In October 2001 the Company entered into another consulting agreement with this consultant for Internet consulting services for a term of 6 months, running concurrent with the prior agreements, in exchange for 100,000 shares of common stock. In lieu of issuing these shares, subsequent to year-end the Company issued warrants to purchase 100,000 shares of common stock at $.24 per share and expiring in 2005, valued at $17,000.

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

NOTE  11  -  RELATED  PARTY  TRANSACTIONS

In March 2001 the Company entered into a consulting agreement with a stockholder of the Company to identify suitable merger/acquisition candidates and secure debt financing for a term of one year in exchange for 50,000 shares of common stock valued at $32,000. During the agreement and up to three years after its expiration, the Company shall pay a 3.5% fee upon the closing of any debt financing or successful merger/acquisition introduced by the consultant. In May 2001 the agreement was amended to provide strategic planning services, expire in March 2002, and issue 28,125 shares of common stock valued at $3,094 in lieu of the fee. The agreement was further amended in February 2002 to expire in February 2003 and the Company issued 750,000 shares of common stock as a consulting fee valued at $172,500.

NOTE  12  -  EARNINGS  PER  SHARE



                              For  the  Year  Ended  December  31,  2001
                              -------------------------------------------
                                                              Per
                                   Loss          Shares       Share
                                (Numerator)   (Denominator)   Amount
                                ------------  -------------  --------
BASIC EPS
 (Loss) available to common
stockholders                    $(1,264,814)      3,602,309  $  (.35)

EFFECT OF DILUTIVE SECURITIES
 Options and warrants                     -               -        -
                                ------------  -------------  --------

DILUTED EPS
 (Loss) available to common
stockholders including assumed
conversions                     $(1,264,814)      3,602,309  $  (.35)
                                ============  =============  ========


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

                             For  the  Period  Ended  December  31,  2000
                             ---------------------------------------------
                                                               Per
                                   Loss          Shares       Share
                                (Numerator)   (Denominator)   Amount
                                ------------  -------------  --------
BASIC EPS
 (Loss) available to common
stockholders                    $  (399,731)        154,768  $ (2.58)

EFFECT OF DILUTIVE SECURITIES
 Options and warrants                     -               -        -
                                ------------  -------------  --------

DILUTED EPS
 (Loss) available to common
stockholders including assumed
conversions                     $ ( 399,731)        154,768  $ (2.58)
                                ============  =============  ========




As of December 31, 2000 there were 1,482 warrants outstanding which were not included in the diluted earnings per share because their effect was anti-dilutive for the period presented.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 12, 2002                     MARKETCENTRAL.NET CORP.
                                         By: /s/ Paul R. Taylor
                                         -----------------------
                                         Paul R. Taylor,
                                         Principal Executive Officer and
                                         Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  July 12, 2002

/s/ Paul R. Taylor                   Chairman, Principal Executive Officer and
Paul R. Taylor                       Principal Accounting Officer