Form 10QSB/A
period 2002-03-31
MARKETCENTRAL NET CORP
filed 2002-07-18
CIK 1068170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2002
                                                ---------------

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

                                     ASSETS
                                     ------
                                                                      MARCH 31,
                                                                        2002
                                                                    ------------
                                                                     (UNAUDITED)
CURRENT ASSETS:
 Cash                                                               $     6,502
 Interest receivable, related party                                      19,803
 Deposits                                                                   250
 Employee receivable                                                     39,309
 Deferred offering costs                                                320,000
 Prepaid expenses                                                       137,244
 Other assets                                                            34,167
                                                                    ------------

       Total Current Assets                                             557,275

EQUIPMENT, net of accumulated depreciation                                9,562

EQUITY INVESTMENT                                                        42,115

NOTES RECEIVABLE, related party                                          94,151

OTHER INTANGIBLES                                                         6,999
                                                                    ------------

                                                                    $   710,102
                                                                    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                --------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                   $   110,837
 Accrued expenses                                                        49,662
 Convertible debt                                                       250,000
 Notes payable                                                          105,930
                                                                    ------------

       Total Current Liabilities                                        516,429

LONG-TERM DEBT, related party                                           100,000
                                                                    ------------

       Total Liabilities                                                616,429
                                                                    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock - $0.0001 par value; 500,000,000 shares  authorized;
       23,305,288 issued and outstanding                                  2,335
 Additional paid-in capital                                           3,197,582
 Subscription receivable                                               (540,000)
 (Deficit) accumulated during the development stage                  (2,566,244)
                                                                    ------------

       Total Stockholders' Equity                                        93,673
                                                                    ------------

                                                                    $   710,102
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

                                                                   For The Period
                                        Three           Three      From Inception
                                      Months Ended  Months Ended  (August 2, 2000)
                                        March 31,      March 31,   To March 31,
                                          2002          2001           2002
                                      ------------  ------------  ------------
                                      (UNAUDITED)   (UNAUDITED)   (UNAUDITED)

REVENUE:                              $         -   $         -   $         -


OPERATING EXPENSES:
 General and administrative expense       654,804       178,688     2,309,804
 Depreciation                                 677           677         3,977
                                      ------------  ------------  ------------

         Total Operating Expenses         655,481       179,365     2,313,781
                                      ------------  ------------  ------------


OTHER INCOME (EXPENSE):
 Interest income                           12,154         1,622        22,010
 Interest expense                        (258,372)       (1,167)     (271,332)
 Loss on equity investment                      -             -        (3,141)
                                      ------------  ------------  ------------

       Net Other Income (Expense)        (246,218)          455      (252,463)
                                      ------------  ------------  ------------


NET (LOSS)                            $  (901,699)  $  (178,910)  $(2,566,244)
                                      ============  ============  ============


NET (LOSS) PER SHARE                  $      (.04)  $      (.84)
                                      ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING    21,306,365       212,457
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

                                                                                    For The Period
                                                        Three Months  Three Months  From Inception
                                                            Ended        Ended     (August 2, 2000)
                                                          March 31,     March 31,     To March 31,
                                                            2002          2001          2002
                                                        ------------  ------------  ------------
                                                        (Unaudited)   (Unaudited)   (Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net  (loss)                                             $  (901,699)  $  (178,910)  $(2,566,244)
 Adjustments to reconcile net (loss) to net cash from
     operating activities:
   Depreciation                                                 677           677         3,977
   Stock based compensation                                 114,500             -       262,310
   Stock issued for services                                365,120       120,264     1,463,588
   Beneficial conversion feature of convertible debt        250,000             -       250,000
   Loss on equity investment                                      -             -         3,141
 Changes in assets and liabilities:
   Other current assets                                     (83,423)      (11,885)      (93,529)
   Prepaid expenses                                         (28,274)      (29,333)     (137,244)
   Accounts payable                                          18,069       (69,455)       19,818
   Accrued expenses                                         (24,451)       72,357        49,663
   Bank overdraft                                            (1,890)            -             -
                                                        ------------  ------------  ------------

         Net Cash (Used) by Operating Activities           (291,371)      (96,285)     (744,520)
                                                        ------------  ------------  ------------


CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
 Equity investment                                                -             -        (4,630)
 Purchase of equipment                                            -             -       (13,539)
 Notes receivable, related party                            (60,000)            -       (94,151)
                                                        ------------  ------------  ------------

         Net Cash (Used) by Investing Activities            (60,000)            -      (112,320)
                                                        ------------  ------------  ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
 Payments of convertible debt                                     -       (28,000)      (42,500)
 Proceeds from notes payable                                250,000        25,000       279,803
 Payment on line of credit                                     (115)            -          (115)
 Proceeds from note payable, related party                        -       100,000       100,000
 Proceeds from exercise of stock options                          -             -        13,350
 Payment of stock option costs                                    -             -        (3,125)
 Proceeds from sale of common stock                         107,988             -       515,929
                                                        ------------  ------------  ------------

       Net Cash Provided by Financing Activities            357,873        97,000       863,342
                                                        ------------  ------------  ------------

NET INCREASE IN CASH                                          6,502           715         6,502

CASH, beginning of period                                         -         1,447             -
                                                        ------------  ------------  ------------

CASH, end of period                                     $     6,502   $     2,162   $     6,502
                                                        ============  ============  ============

Cash paid for interest                                  $     4,875   $         -   $     4,875
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

NOTE  2  -ACQUISITION  (CONTINUED)

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
             =============  ================  ================   ==============


Loss  per  share                                                   $   (5.59)
                                                                  =============


NOTE  3  -  NOTES  RECEIVABLE-RELATED  PARTY

The Company loaned an officer/stockholder $60,000 during the period ending March 31, 2002. The notes are unsecured, due December 2007 and bear interest at 8% per annum with principal and accrued interest due at maturity.

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

MARKETCENTRAL.NET  CORP.
(Registrant)


By:  /s/  Paul  R.  Taylor
     ---------------------
Paul  R.  Taylor
Chief  Executive  Officer,  Principal Executive
Officer and Principal Accounting Officer