Form 10QSB
period 2002-06-30
MARKETCENTRAL NET CORP
filed 2002-09-30
CIK 1068170

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD TO _________

                        COMMISSION FILE NUMBER: 000-25891

                                  TREZAC CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             MARKETCENTRAL.NET CORP.
                           (Former Name of Registrant)

           TEXAS                                          76-0270330
(JURISDICTION OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

20500 Meeting Street, Boca Raton, Florida                              33434
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                         (ZIP  CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 558-0038

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK

  AS OF SEPTEMBER 30, 2002 THERE WERE 376,483 SHARES OF SHARES OF COMMON STOCK
                                  OUTSTANDING.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

ITEM 1. FINANCIAL STATEMENTS

                                  TREZAC, CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

                                  TREZAC, CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS
                                    --------

PAGE 1 CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

PAGE 2 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND FOR THE PERIOD FROM DECEMBER 28, 1998 (INCEPTION) TO JUNE 30, 2002 (UNAUDITED)

PAGE 3 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2002

PAGE 4 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND FOR THE PERIOD FROM DECEMBER 28, 1998 (INCEPTION) TO JUNE 30, 2002 (UNAUDITED)

PAGES 5 - 11      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                  JUNE 30, 2002 (UNAUDITED)


                                        TREZAC, CORP.
                               (F/K/A MARKETCENTRAL.NET CORP.)
                                (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                                June 30, 2002  December 31,
                                                                 (Unaudited)       2001
                                                                ------------   ------------
CURRENT ASSETS
  Deposits                                                      $       250    $       250
  Employee receivable                                                46,309             --
  Deferred offering costs                                                --        320,000
  Prepaid expenses                                                  114,396        108,970
  Other assets                                                       66,333             --
                                                                ------------   ------------
        Total Current Assets                                        227,288        429,220

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                            8,885         10,239

EQUITY INVESTMENT                                                    42,115          8,115

NOTES AND INTEREST RECEIVABLE, RELATED PARTY                        105,423         44,007

OTHER INTANGIBLES                                                     6,999          6,999
                                                                ------------   ------------

TOTAL ASSETS                                                    $   390,710    $   498,580
                                                                ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Cash overdraft                                                $     1,412    $     1,890
  Accounts payable                                                  110,647         92,769
  Accrued expenses                                                  104,791         74,112
  Convertible Debentures, net of discount                           310,742             --
  Notes payable - related party                                      40,750        106,045
                                                                ------------   ------------
        Total Current Liabilities                                   568,342        274,816

OTHER LONG-TERM DEBT                                                 12,350             --

LONG-TERM DEBT - RELATED PARTY                                      200,500        100,000
                                                                ------------   ------------

TOTAL LIABILITIES                                                   781,192        374,816
                                                                ------------   ------------

STOCKHOLDER'S (DEFICIENCY) EQUITY
 Common stock, $.0001 par value, 5,000,000 shares authorized,
  304,515 issued and outstanding                                      3,048          1,845
 Additional paid-in capital                                       6,033,058      2,326,464
 Subscription receivable                                           (540,000)      (540,000)
 Deficit accumulated during development stage                    (4,856,444)    (1,664,545)
 Deferred consulting expense                                     (1,030,144)            --
                                                                ------------   ------------

    Total Stockholder's (Deficiency) Equity                        (390,482)       123,764
                                                                ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)         $   390,710    $   498,580
                                                                ============   ============

           See accompanying notes to condensed consolidated financial statements.

                                            F-1


                                                   TREZAC, CORP.
                                         (F/K/A MARKETCENTRAL.NET CORP.)
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)
                                                                                                    For the Period
                                                                                                        From
                                        For the Six    For the Six    For the Three  For the Three  December 28, 1998
                                        Months Ended   Months Ended   Months Ended   Months Ended   (Inception) to
                                       June 30, 2002   June 30, 2001  June 30, 2002  June 30, 2001  June 30, 2002
                                        ------------   ------------   ------------   ------------   ------------
REVENUE                                 $        --    $        --    $        --    $        --    $        --
                                        ------------   ------------   ------------   ------------   ------------

OPERATING EXPENSES
   General and administrative expense     2,929,383        363,989      2,274,579        204,087      4,584,383
   Depreciation                               1,354          1,354            677            677          4,654
                                        ------------   ------------   ------------   ------------   ------------
        Total Expenses                    2,930,737        365,343      2,275,256        204,764      4,589,037
                                        ------------   ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
   Interest income                            3,622          3,259          3,622          1,637         13,478
   Interest expense                        (264,784)        (4,893)        (6,412)        (3,726)      (277,744)
   Loss on equity investment                     --             --             --             --         (3,141)
                                        ------------   ------------   ------------   ------------   ------------
        Total Other Income (Expense)       (261,162)        (1,634)        (2,790)        (2,089)      (267,407)
                                        ------------   ------------   ------------   ------------   ------------

NET LOSS                                $(3,191,899)   $  (366,977)   $(2,278,046)   $  (206,853)   $(4,856,444)
                                        ============   ============   ============   ============   ============

NET LOSS PER SHARE                      $    (13.32)   $     (4.04)   $     (9.19)   $     (1.89)             $      (24.10)
                                        ============   ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING         239,606         90,761        247,939        109,396        201,510
                                        ============   ============   ============   ============   ============

                      See accompanying notes to condensed consolidated financial statements.

                                                       F-2


                                  TREZAC, CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
                                   (UNAUDITED)
                                                                                                             Deficit
                                                                                                           Accumulated
                                                                      Additional                Deferred     During
                                                     Common Stock       Paid-In  Subscriptions Consulting  Development
                                       Date       Shares     Amount     Capital   Receivable    Expense       Stage          Total
                                     ---------  ------------ -------  ----------- ----------  ------------ -------------  ----------

Balance, December 31, 2001                       18,418,004  $1,845   $2,326,464  $(540,000)  $        --   $(1,664,545)  $ 123,764

Stock issued for services at $.19      1/14/02      299,200      30       56,818         --            --                    56,848

Stock issued for services at $.19      1/15/02      150,000      15       28,485         --            --                    28,500

Stock issued for services at $.17      1/25/02    3,052,084     305      518,549         --            --                   518,854

Stock issued for services at $.23       2/5/02      850,000      85      195,415         --            --                   195,500

Stock issued for services at $.16       3/5/02      200,000      20       31,980         --            --                    32,000

Stock issued for services at $.14      3/12/02      336,000      34       47,006         --            --                    47,040

Stock issued for services at $.19      4/30/02    3,300,000     330      626,670         --            --                   627,000

Stock issued for services at $.545     5/17/02      315,000      32      171,644         --            --                   171,675

Stock issued for services at $.44      5/28/02      150,000      15       65,985         --            --                    66,000

Stock issued for services at $.17      6/18/02    2,131,250     213      362,099         --            --                   362,313

Stock issued for services at $.17      6/19/02      250,000      25       42,475         --            --                    42,500

Stock issued for services at $.27      6/27/02    1,000,000     100      269,900         --            --                   270,000

Stock options issued for services                        --      --    1,206,272         --    (1,030,144)                  176,128

Beneficial conversion feature on
 convertible debt                                        --      --       50,000         --            --                    50,000

Warrants issued with convertible debt                    --      --       33,296         --            --                    33,296

Retroactive effect of reverse stock
   split                                        (30,147,023)     --           --         --            --                        --

Net loss for the six months ended
   June 30, 2002                                         --      --           --         --            --    (3,191,899) (3,191,899)
                                                ------------ -------  ----------- ----------  ------------ ------------- ----------

BALANCE, JUNE 30, 2002                              304,515  $3,048   $6,033,058  $(540,000)  $(1,030,144)  $(4,856,444) $(390,482)
                                                ============ =======  =========== ==========  ============ ============= ==========

                               See accompanying notes to condensed consolidated financial statements.

                                                                F-3


                                             TREZAC, CORP.
                                    (F/K/A MARKETCENTRAL.NET CORP.)
                                     (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                                                                        For the Period
                                                                                            From
                                                                                          December
                                                           For the Six    For the Six      28, 1998
                                                           Months Ended   Months Ended  (Inception) to
                                                          June 30, 2002  June 30, 2001  June 30, 2002
                                                           ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $(3,191,899)   $  (366,977)   $(4,856,444)
 Depreciation and amortization                                  69,421          1,354         72,721
 Stock based compensation                                           --          8,625        147,810
 Stock and options issued for services                       2,608,383        131,358      3,706,851
 Loss on Equity Investment                                          --             --          3,141
 Increase in accounts payable and accrued expenses              48,557        170,659        124,420
 Decrease (Increase) in other assets                           200,517        (43,327)        81,441
                                                           ------------   ------------   ------------
     Net Cash Provided By (Used In) Operating Activities      (265,021)       (98,308)      (720,060)
                                                           ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Equity Investment                                             (34,000)            --        (38,630)
 Notes Receivable, Related Party                               (60,001)            --        (94,152)
 Purchase of Equipment                                              --             --        (13,539)
                                                           ------------   ------------   ------------
     Net Cash Used In Investing Activities                     (94,001)            --       (146,321)
                                                           ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from cash overdraft                                     (478)            --          1,412
 Proceeds from notes payable and long-term debt                358,297        125,000        488,100
 Proceed from exercise of stock options                             --             --         13,350
 Payment of stock option costs                                      --             --         (3,125)
 Payments of convertible debt                                       --        (28,000)       (42,500)
 Proceeds from sale of common stock                              1,203             --        409,144
                                                           ------------   ------------   ------------
       Net Cash Provided By Financing Activities               359,022         97,000        866,381
                                                           ------------   ------------   ------------

NET DECREASE IN CASH                                                --         (1,308)            --

CASH - BEGINNING OF PERIOD                                          --          1,447             --
                                                           ------------   ------------   ------------

CASH - END OF PERIOD                                       $        --    $       139             --
                                                           ============   ============   ============

                See accompanying notes to condensed consolidated financial statements.

                                                 F-4

                                  TREZAC, CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

NOTE 1   BASIS OF PRESENTATION
------   ---------------------

         The accompanying unaudited condensed consolidated financial statements include the accounts of Trezac, Corp. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

         In the opinion of management, the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2002 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB of the year ended December 31, 2001.

         Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current year presentation.

NOTE 2   BASIS OF CONSOLIDATION
------   ----------------------

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3   ACQUISITION
------   -----------

         On March 21, 2001, the Company acquired FCOM, Inc. ("FCOM"). FCOM exchanged all of its issued and outstanding common stock, 741 A warrants and 741 B warrants exercisable at $8.00 and $16.00, respectively for 1,548 shares of common stock and acquired in a separate transaction from the majority stockholders of the Company an additional 1,225 shares of common stock in exchange for a $325,000 convertible debenture. The convertible debenture was convertible at 60% of the average market price of FCOM's common stock for the 30 preceding days at the option of the debenture holder. Immediately upon completion of the acquisition, FCOM was relieved of $233,280 of the debt by releasing the shares to the debenture holders. Due to the fact that following the acquisition, the stockholders of FCOM were in control of the combined entity, the acquisition is accounted for as though FCOM is the accounting acquirer and the acquisition is treated as a recapitalization of FCOM for accounting purposes. The operations of the Company are included in the financial statements beginning on March 21, 2001. The Company assumed $248,282 in debt in the transaction and has recorded this as a reduction of additional paid in capital.

                                  TREZAC, CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

NOTE 4   NOTES RECEIVABLE - RELATED PARTY
------   --------------------------------

         The Company loaned an officer/stockholder $60,000 during the six-month period ending June 30, 2002. The notes are unsecured, due December 2007 and bear interest at 5% per annum with principal and accrued interest due at maturity.

NOTE 5   NOTES PAYABLE - RELATED PARTY
------   -----------------------------

         The Company received loans from an officer/stockholder of $40,750 during the six-month period ending June 30, 2002. The notes are unsecured, mature in forty-five days from issuance date, and bear interest at 8% per annum with principal and accrued interest due at maturity. As of June 30, 2002, none of these notes had matured.

NOTE 6   LOAN FEES
------   ---------

         Loan fees related to the Company's convertible debt are being amortized over the life of the notes, which are one year. Amortization expense was $43,400 for the six-month period ending June 30, 2002.

NOTE 7   STOCK-BASED COMPENSATION
------   ------------------------

         The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $324,628 for the six-month period ended June 30, 2002. The Company also had stock-based compensation which was recorded as deferred consulting expense, which is recognized as an offset to equity, of $1,030,144 at June 30, 2002. In estimating the above expense, the Company used the Black-Scholes pricing model. The average risk-free interest rate used was 3.25%-4.75%, volatility was estimated at 402.22%-420.00%, the expected life was one year.

         The Company did not adopt the fair value method, in accordance with SFAS 123, with respect to employee stock options. The Company continues to account for these under the "intrinsic value" method in accordance with APB 25. Had the Company adopted the fair value method with respect to options issued to employees as well there would have been no charge to income for the six-month period ended June 30, 2002.

                                  TREZAC, CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

NOTE 8   STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT
------   -----------------------------------------

         On January 31, 2002 the Company entered into a securities sale agreement with a group of investors providing for the issuance of 12% secured convertible debentures in the aggregate principal amount of $500,000 due January 31, 2003 at a conversion price calculated at the time of conversion for the aggregate consideration of $500,000 and warrants to purchase 1,000,000 shares of common stock, exercisable at the lesser of $.057 or the average of the lowest three trading prices during the 20-day period prior to exercise, expiring January 31, 2005. On January 31, 2002 the Company received $250,000 and issued warrants to purchase 5,000 shares of common stock valued at $97,500 to be expensed as loan fees over the length of the note. All assets of the Company secure the debentures. Interest is payable on dates at the option of the holder. The debentures are convertible into shares of common stock at the lesser of $.075 per share or 50% of the market price of the Company's common stock for the average of the lowest three trading prices during the 20-day period prior to conversion. The Company recorded $250,000 as interest expense for the beneficial conversion feature related to the debenture during the six-month period ended June 30, 2002.

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

         In April 2002, the Company amended the Registration Statement of Form S-8, filed on December 4, 2001 with the Securities and Exchange Commission. The Post-Effective Registration Statement will register and issue into the existing 2001 Stock Option Plan an additional 40,000 shares.

         In April 2002 the Company entered into a consulting agreement for introductions to European ISP companies and related due diligence for a term of 6 months in exchange for a stock option to purchase 30,000 shares of the Company's common stock at $.10 having a fair value of $284,963. The stock option was immediately exercised as payment in full for a $300,000 invoice. The portion of this payment relating to the three-month period ended June 30, 2002 of $102,903 was expensed, while the remainder of $182,060 is recorded as a deferred consulting expense at June 30, 2002, which is offset against equity.

         In April 2002 the Company entered into a consulting agreement for advertising services for a term of 6 months in exchange for a stock option to purchase 2,500 shares of the Company's common stock at $.10. The stock option was immediately exercised as payment in full for a $25,000 invoice, which will be recorded as deferred consulting services and amortized over the life of the agreement.

         In April 2002 the Company entered into a consulting agreement for business advisory services for a term of 6 months in exchange for 1,000 shares of common stock valued at $11,000 and granted a stock option to purchase 500 shares of the Company's common stock at an exercise price of $.10. The stock option was immediately exercised as payment in full for a $5,000 invoice, which will be recorded as deferred consulting services and amortized over the life of the agreement.

                                  TREZAC, CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

         In May 2002 the Company entered into a one year consulting agreement for business advisory services in exchange for the option to purchase 2,500 shares of the Company's common stock at an exercise price of $.10, and having a fair value of $132,474. The stock option was immediately exercised. The transaction was recorded as deferred consulting expense and will be amortized over the life of the agreement. The related expense for the six-month period ended June 30, 2002 was $19,236, with $113,238 deferred over the remaining term of the agreement.

         Also in May 2002 the Company entered into a six-month consulting agreement for accounting and SEC reporting services in exchange for the option to purchase 1,500 shares of the Company's common stock at an exercise price of $.10, and having a fair value of $64,486. The stock option was immediately exercised. The transaction was recorded as deferred consulting expense and will be amortized over the life of the agreement. The related expense for the six-month period ended June 30, 2002 was $13,255, with $51,231 deferred over the remaining term of the agreement.

         In order to provide working capital and financing for the Company's expansion, the Company entered into convertible debentures with four accredited investors ("the Purchasers") on May 31, 2002 whereby the Purchasers acquired an aggregate of $50,000 of the Company's 15% Convertible Debentures, due May 31, 2003. As of June 30, 2002, none of these Convertible Debentures were converted. The Company issued warrants in relation to the convertible debentures, exercisable immediately, and having a life of three years. The fair value of the warrants have been accounted for as prepaid loan fees at June 30, 2002 and will be amortized over the life of the debentures.

         During June 2002 the Company entered into seven six-month consulting agreements in exchange for the options to purchase 38,500 shares of the Company's common stock at exercise prices ranging from $.10 to $.20. The fair value of these issuances totaled $724,349 and 36,000 were exercised by June 30, 2002. The transactions were recorded as deferred consulting expense and will be amortized over the lives of the agreements. The related expense for the six-month period ended June 30, 2002 was $40,733, with $683,616 deferred over the remaining terms of the agreements.

                                  TREZAC, CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

         During the quarter ended March 31, 2002, a stockholder filed a complaint against FCOM and certain former officers and the Company and it's current officer. The complaint alleges that FCOM 's Private Offering Memorandum dated September 22, 2000 contained material misstatements and omitted material facts, which the stockholder relied on when purchasing FCOM common stock. The Company believes this complaint is without merit and is vigorously defending the lawsuit and has filed a claim against the stockholder and certain former officers of FCOM.

NOTE 9   ASSET ACQUISITION
------   -----------------

         On May 6, 2002, the Company entered into an asset purchase agreement with Copyright Securities Dealers, Inc., a Panamanian Corporation ("the Seller"). Under the terms of the agreement, the Company purchased the sole assets of the Seller. The assets of the Seller included Uniform Record Locator (URL), Website including HTML, Java, JavaScript, Graphics in both SOURCE and WEB formats, Operating object code in Flash for the CasusCards.com system, System Documentation, and Business Plans and Marketing Plans. The purchase price for the assets was $100,000 to be paid as restricted common shares of the Company.

NOTE 10  LICENSE AGREEMENT
-------  -----------------

         On May 7, 2002, the Company entered into a new license agreement with Servicios De Red, LTDA, a corporation incorporated in Costa Rica ("RED"). Based on the terms of the agreement, RED, at the direction of its directors, shall license the Company to utilize certain proprietary technology in connection with CuroCheck Online Check Processing and associated services. The Company will have an exclusive license for one year, and nonexclusive rights for an additional seven years to represent CuroCheck. The parties agree that for full consideration for the license a nonrefundable operating fee shall be payable to the Company directed by RED on the basis of revenue from the CuroCheck operations. The purchase of the license is made with 1,000 common shares of the Company delivered as restricted under rule 144 as full payment. Management has valued the license fee and the stock at $50,000 each. The license fee shall be equal to 0.5% of the gross revenue of CuroCheck generated by all USA based merchants during the first year and 0.25% of the gross revenue during the subsequent seven years.

                                  TREZAC, CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

         In relation to the above new license agreement, the Company entered into a one year consulting agreement with Simon Shaw. The agreement became effective on May 8, 2002. Mr. Shaw agreed to monitor CuroCorp operations at the Company's head offices, provide oversight of all business operations that involve the Company's clients in the United States, and provide CuroCorp expertise to the Company as required when liaisoning with the Company's clients with respect to the CuroCorp products and services. The consideration for this consulting agreement was the option to purchase 2,500 shares of the Company's common stock having a fair value of $132,474 of which $19,236 has been expensed and $113,238 has been accounted for as deferred consulting expense.

NOTE 11  LINE OF CREDIT
-------  --------------

         The Company has a $5,000 revolving line of credit with a bank. As of June 30, 2002, the balance was $5,039. The note is unsecured and bears interest at 14.9%.

NOTE 12  GOING CONCERN
-------  -------------

         The Company's financial statements for the period ended June 30, 2002 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss from operations of $4,856,444 since inception, a negative cash flow from operating activities of $720,060 since inception, a working capital deficiency of $341,054 and a stockholders' deficiency of $390,482 at June 30, 2002. The Company's working capital deficiency as of June 30, 2002 may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 13  SUBSEQUENT EVENTS
-------  -----------------

         The Company has filed suit July 5, 2002 in the Superior Court of the State of California for County of San Diego against a stockholder alleging improper securities trading activity. The Company is seeking the return of 6,250 common shares from the stockholder. Of The 30,000 restrictive shares that were originally issued to the defendants, 23,750 shares have been returned to the Company's transfer agent for the restrictive legending. The Company seeks the return of 6,250 shares to its transfer agent for similar restrictive legending, as well as punitive damages and legal expenses from the defendants.

         On July 25, 2002, the Board of Directors and a majority of shareholders of the Company voted to effectuate a 100:1 reverse stock split of the Company's currently issued and outstanding shares of common stock. As a result of the reverse split, 36,699,191 common shares were retired and replaced by 366,992 common shares.

                                  TREZAC, CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

         All shares and per share amounts have been restated to reflect this transaction.

         Also on July 25, 2002, the Board of Directors and a majority of shareholders of the Company approved an amendment to the Company's Certificate of Incorporation that authorized a name change from MarketCentral.Net Corp. to Trezac, Corp. The amendment also authorized a trading symbol change from MKCT to TRZC.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 Compared To The Six Months Ended June 30, 2001

Our net loss for the six months ended June 30, 2002 increased by $2,824, 922 to $3,191,899 for the six months ended June 30, 2002 as compared to $366,977 for the six months ended June 30, 2001. This was primarily the result of an increase in general and administrative expenses and an increase in interest expense. General and administrative expenses of $2,929,383 increased by $2,565,394 for the six months ended June 30, 2002 compared to $363,989 for the six months ended June 30, 2001. The increase was primarily due to the fair market value of stock and warrants issued for consulting services and an increase in financial consulting and accounting services.

Interest expense during the six months ended June 30, 2002 was $264,784 as compared to $4,893 for the prior period. The increase in interest expense is attributable to the beneficial conversion feature of convertible debt issued in January 2002.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations and capital requirements primarily through private debt and equity offerings.

During the six month period ended June 30, 2002 we did not raise any funds pursuant to any private debt or equity offering.

We currently have no material commitments for capital requirements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         99.1 Certification of the Chief Executive Officer of Trezac Corp. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Chief Accounting Officer of Trezac Corp, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-k

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 30, 2002.

                                    TREZAC CORP.
                                    (Registrant)

                                    BY:  /S/  PAUL R. TAYLOR
                                         -------------------
                                    PAUL R. TAYLOR
                                    CHIEF EXECUTIVE OFFICER, PRINCIPAL EXECUTIVE
                                    OFFICER AND PRINCIPAL ACCOUNTING OFFICER