Form 10QSB/A
period 2002-06-30
TREZAC CORP
filed 2002-10-30
CIK 1068170

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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


AS OF OCTOBER 29, 2002 THERE WERE 2,751,483 SHARES OF SHARES OF COMMON STOCK OUTSTANDING.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS
                                    --------

PAGE           1          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,
                          2002 (UNAUDITED) AND DECEMBER 31, 2001

PAGE           2          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                          THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                          AND FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO
                          JUNE 30, 2002 (UNAUDITED)

PAGE           3          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                          STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30,
                          2002

PAGE           4          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                          THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND FOR
                          THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO JUNE 30,
                          2002 (UNAUDITED)

PAGES        5 - 11       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2002 (UNAUDITED)


                                            TREZAC CORP.
                                   (F/K/A MARKETCENTRAL.NET CORP.)
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                -------------------------------------


                                               ASSETS
                                               ------
                                                                  June 30, 2002      December 31,
                                                                    (Unaudited)          2001
                                                                   ------------      ------------
CURRENT ASSETS
 Deposits                                                          $       250       $       250
 Employee receivable                                                    46,309                --
 Deferred offering costs                                                    --           320,000
 Prepaid expenses                                                      114,000           108,970
 Deferred consulting expense, net                                      679,872                --
                                                                   ------------      ------------
        Total Current Assets                                           840,431           429,220

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                               8,885            10,239

EQUITY INVESTMENT                                                       42,115             8,115

NOTES AND INTEREST RECEIVABLE, RELATED PARTY                           105,423            44,007

OTHER INTANGIBLES                                                        6,999             6,999
                                                                   ------------      ------------

TOTAL ASSETS                                                       $ 1,003,853       $   498,580
                                                                   ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
 Cash overdraft                                                    $     1,412       $     1,890
 Accounts payable                                                      110,647            92,769
 Accrued expenses                                                      104,791            74,112
 Convertible Debentures, net of discount                               310,742                --
 Notes payable - related party                                         131,250           106,045
                                                                   ------------      ------------
        Total Current Liabilities                                      658,842           274,816

OTHER LONG-TERM DEBT                                                    12,350                --

LONG-TERM DEBT - RELATED PARTY                                         110,000           100,000
                                                                   ------------      ------------

TOTAL LIABILITIES                                                      781,192           374,816
                                                                   ------------      ------------

STOCKHOLDERS' EQUITY
 Common stock, $.0001 par value, 5,000,000 shares authorized,
  304,515 issued and outstanding                                            30                18
 Additional paid-in capital                                          5,348,673         2,328,291
 Subscription receivable                                              (540,000)         (540,000)
 Deficit accumulated during development stage                       (4,586,042)       (1,664,545)
                                                                   ------------      ------------
    Total Stockholders' Equity                                         222,661           123,764
                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 1,003,853       $   498,580
                                                                   ============      ============

               See accompanying notes to condensed consolidated financial statements.
                                                  1


                                                      TREZAC CORP.
                                             (F/K/A MARKETCENTRAL.NET CORP.)
                                              (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -----------------------------------------------
                                                       (UNAUDITED)

                                                                                                               For The Period From
                                           For the Six       For the Six      For the Three     For the Three    August 2, 2000
                                          Months Ended      Months Ended      Months Ended      Months Ended     (Inception) to
                                          June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001     June 30, 2002
                                          ------------      ------------      ------------      ------------      ------------
REVENUE                                   $        --       $        --       $        --       $        --       $        --
                                          ------------      ------------      ------------      ------------      ------------

OPERATING EXPENSES
 General and administrative expense         2,547,268           363,989         1,892,464           204,087         4,202,268
 Depreciation                                   1,354             1,354               677               677             4,654
                                          ------------      ------------      ------------      ------------      ------------
        Total Expenses                      2,548,622           365,343         1,893,141           204,764         4,206,922
                                          ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
 Interest income                                3,622             3,259             3,622             1,637            13,478
 Interest expense                            (376,497)           (4,893)         (118,125)           (3,726)         (389,457)
 Loss on equity investment                         --                --                --                --            (3,141)
                                          ------------      ------------      ------------      ------------      ------------
        Total Other Income (Expense)         (372,875)           (1,634)         (114,503)           (2,089)         (379,120)
                                          ------------      ------------      ------------      ------------      ------------

NET LOSS                                  $(2,921,497)      $  (366,977)      $(2,007,644)      $  (206,853)      $(4,586,042)
                                          ============      ============      ============      ============      ============

NET LOSS PER SHARE                        $    (12.19)      $     (4.04)      $     (8.10)      $     (1.89)      $    (22.76)
                                          ============      ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING           239,606            90,761           247,939           109,396           201,510
                                          ============      ============      ============      ============      ============

                         See accompanying notes to condensed consolidated financial statements.
                                                            2

                                                      TREZAC CORP.
                                             (F/K/A MARKETCENTRAL.NET CORP.)
                                              (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                         --------------------------------------
                                                       (UNAUDITED)

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                   Additional                 During
                                                                      Common Stock   Paid-In  Subscription  Development
                                                            Date    Shares   Amount  Capital    Receivable     Stage        Total
                                                           ------- --------- ----- -----------  ---------- ------------  -----------
Balance, December 31, 2001                                      --   184,180 $  18 $ 2,328,291  $(540,000) $(1,664,545) $   123,764

Stock options exercised for services at $.54               1/15/02     1,500     0      80,500         --           --       80,500

Stock issued for services at $.23                          2/5/02      8,500     1     195,499         --           --      195,500

Sale of common stock at $.03                               2/5/02     33,513     3     107,984         --           --      107,988

Stock issued for services at $.16                          3/5/02      2,000     0      32,000         --           --       32,000

Stock issued for services at $.17                          3/12/02     3,360     0      57,120         --           --       57,120

Stock options exercised for services at $.10               4/30/02    32,500     3     324,675         --           --      324,678

Stock issued for services at $.19                          4/30/02       500     0       9,495         --           --        9,495

Stock issued for services at $.10                          5/17/02     2,500     0      24,975         --           --       24,975

Stock issued for services at $.545                         5/17/02       650     0      35,419         --           --       35,419

Stock options exercised for services at $.10               5/28/02     1,500     0      14,985         --           --       14,985

Stock options exercised for services at $.10               6/18/02    11,000     1     109,890         --           --      109,891

Stock options exercised for services at $.16               6/18/02    10,312     1     164,897         --           --      164,898

Stock options exercised for services at $.10               6/19/02     2,500     0      24,975         --           --       24,975

Stock options exercised for services at $.10               6/27/02     5,000     1      49,950         --           --       49,951

Stock options exercised for services at $.20               6/27/02     5,000     1      99,950         --           --       99,951

Stock options issued for services                               --        --    --   1,206,272         --           --    1,206,272

Stock based compensation from warrants issued with
 convertible debt and stock issuances                           --        --    --     181,796         --           --      181,796

Value of beneficial conversion feature of convertible debt      --        --    --     300,000         --           --      300,000

Net Loss                                                                  --    --          --         --   (2,921,497)  (2,921,497)
                                                                   --------- ----- -----------  ---------- ------------  -----------

BALANCE, JUNE 30, 2002                                               304,515 $  30 $ 5,348,673  $(540,000) $(4,586,042)  $  222,661
                                                                   ========= ===== ===========  ========== ============  ===========

                         See accompanying notes to condensed consolidated financial statements.
                                                           3


                                                 TREZAC CORP.
                                        (F/K/A MARKETCENTRAL.NET CORP.)
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -----------------------------------------------
                                                  (UNAUDITED)


                                                                                                 For The Period
                                                                                                      From
                                                               For the Six       For the Six     August 2, 2000
                                                              Months Ended      Months Ended     (Inception) to
                                                              June 30, 2002     June 30, 2001     June 30, 2002
                                                              ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     $(2,921,497)      $  (366,977)      $(4,586,042)
 Depreciation                                                       1,354             1,354             4,654
 Impairment loss on deferred consulting expense                   350,272                --           350,272
 Stock based compensation from warrants issued with
  convertible debentures and stock                                164,796             8,625           312,606
 Stock and options issued for services                          1,417,466           131,358         2,515,934
 Beneficial conversion feature of convertible debt                300,000                --           300,000
 Loss on equity investment                                             --                --             3,141
 Increase in accounts payable and accrued expenses                 48,557           170,659           124,420
 Decrease in deferred offering costs                              320,000                --           320,000
 Decrease (increase) in other assets                               (6,446)          (43,327)         (125,522)
                                                              ------------      ------------      ------------
     Net Cash Provided By (Used In) Operating Activities         (325,498)          (98,308)         (780,537)
                                                              ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Employee receivable                                              (46,309)               --           (46,309)
 Equity investment                                                (34,000)               --           (38,630)
 Notes receivable - related party                                 (60,000)               --           (94,151)
 Purchase of equipment                                                 --                --           (13,539)
                                                              ------------      ------------      ------------
     Net Cash Used In Investing Activities                       (140,309)               --          (192,629)
                                                              ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in cash overdraft                               (478)               --             1,412
 Proceeds from convertible and long-term debt                     323,092           125,000           452,895
 Proceeds from related party debt                                  35,205                --            35,205
 Proceed from exercise of stock options                                --                --            13,350
 Payment of stock option costs                                         --                --            (3,125)
 Payments of convertible debt                                          --           (28,000)          (42,500)
 Proceeds from sale of common stock                               107,988                --           515,929
                                                              ------------      ------------      ------------
       Net Cash Provided By Financing Activities                  465,807            97,000           973,166
                                                              ------------      ------------      ------------

NET DECREASE IN CASH                                                   --            (1,308)               --

CASH - BEGINNING OF PERIOD                                             --             1,447                --
                                                              ------------      ------------      ------------

CASH - END OF PERIOD                                          $        --       $       139       $        --
                                                              ============      ============      ============

                    See accompanying notes to condensed consolidated financial statements.
                                                      4

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------

NOTE 1 BASIS OF PRESENTATION
----------------------------

       The accompanying unaudited condensed consolidated financial statements include the accounts of Trezac Corp. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

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

NOTE 2 BASIS OF CONSOLIDATION
-----------------------------

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3 ACQUISITION
------------------

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

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------

NOTE 4 INTANGIBLE ASSET, NET
----------------------------

       The Financial Accounting Standards Board has recently issued Statement on Financial Accounting Standard No. 142. Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

       SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

       As of June 30, 2002, the Company recorded deferred consulting expenses of $679,872 net of an impairment charge of $350,272, which is included in general and administrative expenses. The deferred asset represents the deferred portion of the fair value of options issued to consultants for services that will be expensed in subsequent periods over their respective lives. The impairment charge during the six-month period ending June 30, 2002 was recorded due to the fact that the total fair value of the options issued for services, in the amount of $1,030,144 was $350,272 greater than the fair value of the services to be provided under the respective agreements (See Note 9). The Company will continue to evaluate the recoverability of the unamortized portion of the deferred consulting expense in subsequent periods.

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------

NOTE 5 NOTES RECEIVABLE - RELATED PARTY
---------------------------------------

       The Company loaned an officer/stockholder $60,000 during the six-month period ending June 30, 2002. The notes are unsecured, due December 2007 and bear interest at 8% per annum with principal and accrued interest due at maturity.

NOTE 6 NOTES PAYABLE - RELATED PARTY
------------------------------------

       The Company received loans from an officer/stockholder aggregating $40,750 on various dates during June 2002. The notes are unsecured, mature in forty-five days from issuance date, and bear interest at 8% per annum with principal and accrued interest due at maturity. The notes were not repaid or extended at their maturity dates and are currently in default.

       Also, during the six months ended June 30, 2002, the Company defaulted on two other related party notes payable aggregating $90,500. The notes are classified as short-term in the accompanying financial statements. See
       Note 14 for discussion on one note settlement subsequent to June 30, 2002.

NOTE 7 LOAN FEES
----------------

       Loan fees related to the Company's convertible debt (See Note 8) are being amortized over the life of the notes, which are one year. Amortization, which is included in interest expense, was $43,796 for the six-month period ended June 30, 2002.

NOTE 8 STOCK-BASED COMPENSATION
-------------------------------

       The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $324,628 for the six-month period ended June 30, 2002. The Company also had stock-based compensation that was recorded as deferred consulting expense, in the amount of $679,872 net of a $350,272 impairment charge (See Note 4), which was accounted for as a deferred asset at June 30, 2002. In estimating the above expense, the Company used the Black-Scholes pricing model. The average risk-free interest rate used was 3.25%-4.75%, volatility was estimated at 402.22%-420.00%, the expected life was one year for the valuation of all options and warrants issued as further described in Note 9.

       The Company did not adopt the fair value method, in accordance with SFAS 123, with respect to employee stock options. The Company continues to account for these under the "intrinsic value" method in accordance with APB 25.

NOTE 9 STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT
------------------------------------------------

       On January 31, 2002 the Company entered into a securities sale agreement with a group of investors providing for the issuance of 12% secured convertible debentures in the aggregate principal amount of $500,000 due January 31, 2003 at a conversion price calculated at the time of conversion for the aggregate consideration of $500,000 and warrants to

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------

       purchase 10,000 shares of common stock, exercisable at the lesser of $5.70 or the average of the lowest three trading prices during the 20-day period prior to exercise, expiring January 31, 2005. On January 31, 2002 the Company received $250,000 and issued warrants to purchase 5,000 shares of common stock valued at $97,500 to be expensed as loan fees over the length of the note. All assets of the Company secure the debentures. Interest is payable on dates at the option of the holder. The debentures are convertible into shares of common stock at the lesser of $7.50 per share or 50% of the market price of the Company's common stock for the average of the lowest three trading prices during the 20-day period prior to conversion. As of June 30, 2002, none of these debentures have been converted. The Company recorded $250,000 as interest expense for the beneficial conversion feature related to the debentures issued on January 31, 2002.

       In order to provide additional working capital and financing for the Company's expansion, the Company entered into convertible debenture agreements with four accredited investors ("the Purchasers") on May 31, 2002 whereby the Purchasers acquired an aggregate of $50,000 of the Company's 15% Convertible Debentures, due May 31, 2003. As of June 30, 2002, none of these debentures have been converted. The Company issued warrants to purchase 980 common shares valued at $33,296, to be expensed as loan fees over the length of the notes. The warrants are exercisable immediately, and have a life of three years. The Company also recorded $50,000 as interest expense for the beneficial conversion feature related to these debentures.

       In January 2002 the Company entered into a three-month consulting agreement for strategic and company development consulting in exchange for $33,750 and 3,000 shares of common stock valued at $55,000.

       In January 2002 the Company issued warrants to certain partners of AdServers to purchase 2,000 shares of the Company's common stock at $24 per share, expiring in 2005 for the completion of the software system to be used to sell the Company's products and services under the joint marketing agreement. The fair market value of the warrants of $34,000 was recorded as an additional capital contribution to AdServers.

       In April 2002, the Company amended the Registration Statement of Form S-8, filed on December 4, 2001 with the Securities and Exchange Commission. The Post-Effective Registration Statement will register and issue into the existing 2001 Stock Option Plan an additional 40,000 shares.

       In April 2002 the Company entered into a consulting agreement for introductions to European ISP companies and related due diligence for a term of 6 months in exchange for a stock option to purchase 30,000 shares of the Company's common stock at $10 having a total fair value of $284,963. The stock option was immediately exercised as payment for a $300,000 invoice related to this agreement. The portion of this payment relating to the three-month period ended June 30, 2002 of $102,903 was expensed, while the remainder of $182,060 is recorded as a deferred consulting expense at June 30, 2002 (See Note 4).

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------

       In May 2002 the Company entered into a one year consulting agreement for business advisory services in exchange for the option to purchase 2,500 shares of the Company's common stock at an exercise price of $10, and having a fair value of $132,474. The stock option was immediately exercised as payment in full for a $25,000 invoice. The transaction was recorded as deferred consulting expense and will be amortized over the life of the agreement. The related expense for the six-month period ended June 30, 2002 was $19,236, with $113,238 deferred over the remaining term of the agreement (See Notes 4 and 11).

       Also in May 2002 the Company entered into a six-month consulting agreement for accounting and SEC reporting services in exchange for the option to purchase 1,500 shares of the Company's common stock at an exercise price of $10, and having a fair value of $64,486. The stock option was immediately exercised. The transaction was recorded as deferred consulting expense and will be amortized over the life of the agreement. The related expense for the six-month period ended June 30, 2002 was $13,255, with $51,231 deferred over the remaining term of the agreement (See Note 4).

       During June 2002 the Company entered into seven six-month consulting agreements in exchange for the options to purchase 38,500 shares of the Company's common stock at exercise prices ranging from $10 to $20. The stock options were all exercised immediately. The fair value of these option issuances totaled $724,349. The fair value of the options was recorded as deferred consulting expense and will be amortized over the lives of these agreements. The related expense for the six-month period ended June 30, 2002 was $40,733, with $683,616 deferred over the remaining terms of the agreements (See Note 4).

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

NOTE 10  ASSET ACQUISITION
--------------------------

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

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------

       CasusCards.com system, System Documentation, and Business Plans and Marketing Plans. The purchase price for the assets was $100,000 to be paid as restricted common shares of the Company.

NOTE 11  LICENSE AGREEMENT
--------------------------

       On May 7, 2002, the Company entered into a new license agreement with Servicios De Red, LTDA, a corporation incorporated in Costa Rica ("RED"). Based on the terms of the agreement, RED, at the direction of its directors, shall license the Company to utilize certain proprietary technology in connection with CuroCheck Online Check Processing and associated services. The Company will have an exclusive license for one year, and nonexclusive rights for an additional seven years to represent CuroCheck. The parties agree that for full consideration for the license a nonrefundable operating fee shall be payable to the Company directed by RED on the basis of revenue from the CuroCheck operations. The purchase of the license will be made with 1,000 common shares of the Company's common stock delivered as restricted under rule 144 as full payment. Management will value the license fee and the stock at $50,000 each. The license fee shall be equal to 0.5% of the gross revenue of CuroCheck generated by all USA based merchants during the first year and 0.25% of the gross revenue during the subsequent seven years. As of June 30, 2002, no stock has been issued nor were any services performed under this agreement.

       In relation to the above new license agreement, the Company entered into a one year consulting agreement with Simon Shaw. The agreement became effective on May 8, 2002. Mr. Shaw agreed to monitor CuroCorp operations at the Company's head offices, provide oversight of all business operations that involve the Company's clients in the United States, and provide CuroCorp expertise to the Company as required when liaisoning with the Company's clients with respect to the CuroCorp products and services. The consideration for this consulting agreement was the option to purchase 2,500 shares of the Company's common stock having a fair value of $132,474 of which $19,236 has been expensed and $113,238 has been accounted for as deferred consulting expense (See Note 9).

NOTE 12  LINE OF CREDIT
-----------------------

       The Company has a $5,000 revolving line of credit with a bank. As of June 30, 2002, the balance was $5,039. The note is unsecured and bears interest at 14.9%.

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------

NOTE 13  GOING CONCERN
----------------------

       The Company's financial statements for the period ended June 30, 2002 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss from operations of $4,586,042 since inception and a negative cash flow from operating activities of $780,537 since inception. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 14  SUBSEQUENT EVENTS
--------------------------

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

       All shares and per share amounts have been retroactively restated to reflect this transaction.

       Also on July 25, 2002, the Board of Directors and a majority of shareholders of the Company approved an amendment to the Company's Certificate of Incorporation that authorized a name change from MarketCentral.Net Corp. to Trezac Corp. The amendment also authorized a trading symbol change from MKCT to TRZC.

       During July 2002, the Arapahoe District Court entered Default Judgment against the Company related to one related party note payable. Subsequently, the Company settled the note for $40,000. As of June 30, 2002, the note was classified as short-term while the related accrued interest was classified in accrued expenses.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

Our net loss for the six months ended June 30, 2002 increased by $2,554,520 to $2,921,497 for the six months ended June 30, 2002 as compared to $366,977 for the six months ended June 30, 2001. This was primarily the result of an increase in general and administrative expenses and an increase in interest expense. General and administrative expenses of $2,547,268 increased by $2,183,279 for the six months ended June 30, 2002 compared to $363,989 for the six months ended June 30, 2001. This was primarily due to the fair market value of stock and warrants issued for consulting services and an increase in financial consulting and accounting services. The financial consulting services included investment banking consulting services in connection with raising additional funding. The accounting services were provided in connection with internal bookkeeping, internal control and assistance in the preparation of the financial statements. We cannot presently determine if we will issue additional stock or warrants in exchange for consulting or accounting services.

Interest expense during the six months ended June 30, 2002 was $376,497 as compared to $4,893 for the prior period. The increase in interest expense is attributable to the beneficial conversion feature of convertible debt issued in January 2002. The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible) at the commitment date. A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital (APIC). Because the debt is convertible at the date of issuance, the debt discount is charged to interest expense at the date of issuance.

LIQUIDITY AND CAPITAL RESOURCES


We finance our operations and capital requirements primarily through private debt and equity offerings. During the six month period ended June 30, 2002 33,512 shares were sold for $107,988 pursuant to a stock sale agreement with Pro-Video International, Inc. a Belize corporation. We do not presently have any commitments for any capital expenditures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

(b) Reports on Form 8-k

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Re istrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 30, 2002.


                                  TREZNC CORP.
                                  (Registrant)

BY:  /S/  PAUL R. TAYLOR
     -------------------
PAUL R. TAYLOR
CHIEF EXECUTIVE OFFICER, PRINCIPAL EXECUTIVE
OFFICER AND PRINCIPAL ACCOUNTING OFFICER