Form 10QSB
period 2002-09-30
TREZAC CORP
filed 2002-11-14
CIK 1068170

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     AS OF NOVEMBER 13, 2002 THERE WERE 2,751,483 SHARES OF SHARES OF COMMON
                               STOCK OUTSTANDING.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

ITEM 1. FINANCIAL STATEMENTS






                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS
                                    --------


PAGE

PAGE        2     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2002
                  (UNAUDITED) AND DECEMBER 31, 2001

PAGE        3     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                  AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND FOR THE
                  PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO SEPTEMBER 30, 2002
                  (UNAUDITED)

PAGES     4 - 5   CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                  EQUITY (DEFICIENCY) FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                  2002

PAGE        6     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                  MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND FOR THE PERIOD
                  FROM AUGUST 2, 2000 (INCEPTION) TO SEPTEMBER 30, 2002
                  (UNAUDITED)

PAGES     7 - 14  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                  SEPTEMBER 30, 2002 (UNAUDITED)


                                            TREZAC CORP.
                                   (F/K/A MARKETCENTRAL.NET CORP.)
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                -------------------------------------

                                               ASSETS
                                               ------
                                                                   September 30,
                                                                       2002          December 31,
                                                                    (Unaudited)          2001
                                                                   ------------      ------------
CURRENT ASSETS
 Deposits                                                          $       250       $       250
 Employee receivables                                                   63,799                --
 Deferred offering costs                                                    --           320,000
 Prepaid expenses                                                       85,437           108,970
 Deferred consulting expense, net                                      338,157                --
                                                                   ------------      ------------
        Total Current Assets                                           487,643           429,220

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                               8,208            10,239

EQUITY INVESTMENT                                                       42,118             8,115

NOTES AND INTEREST RECEIVABLE, RELATED PARTY                           105,423            44,007

OTHER INTANGIBLES                                                        6,999             6,999
                                                                   ------------      ------------

TOTAL ASSETS                                                       $   650,391       $   498,580
                                                                   ============      ============

                          LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
                          -------------------------------------------------

CURRENT LIABILITIES
 Cash overdraft                                                    $    10,376       $     1,890
 Accounts payable                                                      125,647            92,769
 Accrued expenses                                                      107,543            74,112
 Convertible debentures                                                460,742                --
 Notes payable - related party                                         116,250           106,045
                                                                   ------------      ------------
        Total Current Liabilities                                      820,558           274,816

OTHER LONG-TERM DEBT                                                    12,350                --

LONG-TERM DEBT - RELATED PARTY                                          10,000           100,000
                                                                   ------------      ------------

TOTAL LIABILITIES                                                      842,908           374,816
                                                                   ------------      ------------

STOCKHOLDERS' (DEFICIENCY) EQUITY
 Common stock, $.0001 par value, 5,000,000 shares authorized,
  375,233 issued and outstanding                                            37                18
 Additional paid-in capital                                          5,639,850         2,328,291
 Subscription receivable                                              (540,000)         (540,000)
 Deficit accumulated during development stage                       (5,292,404)       (1,664,545)
                                                                   ------------      ------------
    Total Stockholders' (Deficiency) Equity                           (192,517)          123,764
                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY            $   650,391       $   498,580
                                                                   ============      ============

               See accompanying notes to condensed consolidated financial statements.


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

                                                                                                                         For The
                                                                                                                       Period From
                                           For the Nine       For the Nine      For the Three      For the Three      August 2, 2000
                                           Months Ended       Months Ended       Months Ended      Months Ended       (Inception) to
                                           September 30,      September 30,      September 30,     September 30,       September 30,
                                               2002               2001               2002               2001               2002
                                           ------------       ------------       ------------       ------------       ------------
REVENUE                                    $        --        $        --        $        --        $        --        $        --
                                           ------------       ------------       ------------       ------------       ------------

OPERATING EXPENSES
 General and administrative expense          3,093,136            657,165            545,868            311,962          4,748,136
 Depreciation                                    2,031              2,030                677                676              5,331
                                           ------------       ------------       ------------       ------------       ------------
        Total Expenses                       3,095,167            659,195            546,545            312,638          4,753,467
                                           ------------       ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                        (3,095,167)          (659,195)          (546,545)          (312,638)          (475,467)
                                           ------------       ------------       ------------       ------------       ------------

OTHER (EXPENSE) INCOME
 Gain on note repayment                         21,897                 --             21,897                 --             21,897
 Interest income                                 3,622              4,914                 --              1,655             13,478
 Interest expense                             (558,211)            (8,849)          (181,714)            (3,956)          (571,171)
 Loss on equity investment                          --                 --                 --                 --             (3,141)
                                           ------------       ------------       ------------       ------------       ------------
        Total Other (Expense) Income          (532,692)            (3,915)          (159,817)            (2,301)          (538,937)
                                           ------------       ------------       ------------       ------------       ------------

NET LOSS                                   $(3,627,859)       $  (666,130)       $  (706,362)       $  (314,939)       $(5,292,404)
                                           ============       ============       ============       ============       ============

NET LOSS PER SHARE                         $    (13.01)       $     (8.45)       $     (2.20)       $    (29.00)       $    (54.96)
                                           ============       ============       ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING            278,768              7,822            321,674             10,859             96,301
                                           ============       ============       ============       ============       ============

                    See accompanying notes to condensed consolidated financial statements.


                                                 TREZAC CORP.
                                        (F/K/A MARKETCENTRAL.NET CORP.)
                                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 --------------------------------------------
                                                  (UNAUDITED)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                             Additional                   During
                                                             Common Stock      Paid-In   Subscriptions  Development
                                                Date      Shares     Amount    Capital     Receivable      Stage          Total
                                              -------   ---------  --------- ------------ ------------  ------------   ----------
Balance, December 31, 2001                          --   184,180   $    18   $ 2,328,291  $  (540,000)  $(1,664,545)   $ 123,764

Stock options exercised for services at $.54   1/15/02     1,500         0        80,500           --            --       80,500

Stock issued for services at $.23              2/5/02      8,500         1       195,499           --            --      195,500

Sale of common stock at $.03                   2/5/02     33,513         3       107,985           --            --      107,988

Stock issued for services at $.16              3/5/02      2,000         0        32,000           --            --       32,000

Stock issued for services at $.17              3/12/02     3,360         0        57,120           --            --       57,120

Stock based compensation                                    --          --       148,500           --            --      148,500

Stock options exercised for services at $.10   4/30/02    32,500         3       324,675           --            --      324,678

Stock issued for services at $.19              4/30/02       500         0         9,495           --            --        9,495

Stock issued for services at $.10              5/17/02     2,500         0        24,975           --            --       24,975

Stock issued for services at $.545             5/17/02       650         0        35,419           --            --       35,419

Stock options exercised for services at $.10   5/28/02     1,500         0        14,985           --            --       14,985

Stock options exercised for services at $.10   6/18/02    11,000         1       109,890           --            --      109,891


                    See accompanying notes to condensed consolidated financial statements.


                                                 TREZAC CORP.
                                        (F/K/A MARKETCENTRAL.NET CORP.)
                                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 --------------------------------------------
                                                  (UNAUDITED)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                             Additional                   During
                                                             Common Stock      Paid-In   Subscriptions  Development
                                                Date      Shares     Amount    Capital     Receivable      Stage          Total
                                              -------   ---------  --------- ------------ ------------  ------------   ----------

Stock options exercised for services at $.16  6/18/02    10,313          1       164,897          -               -       164,898

Stock options exercised for services at $.10  6/19/02     2,500          1        24,974          -               -        24,975

Stock options exercised for services at $.10  6/27/02     5,000          1        49,950          -               -        49,951

Stock options exercised for services at $.20  6/27/02     5,000          1        99,950          -               -        99,951

Stock options issued for services                                              1,210,714          -               -     1,210,714

Value of beneficial conversion feature of
 convertible debt                                                                450,000          -               -       450,000

Warrants issued with convertible debt and
 stock issuances                                              -         -         36,325          -               -        36,325

Stock options exercised for services at $.16   7/9/02     2,187          0        34,978          -               -        34,978

Stock issued for related party note and
  interest settlement at $.015                7/24/02    59,180          6        88,764          -               -        88,770

Stock issued for services at $.033            8/19/02     3,000         -          9,900          -               -         9,900

Stock options issued for services at $.01      9/3/02     6,350         -             64          -               -            64

Net Loss                                                                                          -      (3,627,859)   (3,627,859)
                                                        ---------  --------- ------------ ------------  ------------   -----------

BALANCE, SEPTEMBER 30, 2002                             375,233    $    37   $ 5,639,850  $ (540,000)   $(5,292,404)   $ (192,517)
                                                        =========  ========= ============ ============  ============   ===========

                    See accompanying notes to condensed consolidated financial statements.


                                                 TREZAC CORP.
                                        (F/K/A MARKETCENTRAL.NET CORP.)
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -----------------------------------------------
                                                  (UNAUDITED)
                                                                                                        For The Period
                                                                                                              From
                                                                     For the Nine      For the Nine       August 2,2000
                                                                     Months Ended      Months Ended      (Inception) to
                                                                     September 30,     September 30,      September 30,
                                                                         2002              2001              2002
                                                                     ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                            $(3,627,859)      $  (663,130)      $(5,292,404)
 Depreciation                                                              2,031             2,030             5,331
 Impairment loss on deferred consulting expense                          350,272                --           350,272
 Stock based compensation from warrants issued with convertible
  debentures and stock                                                   167,825            13,313           315,635
 Stock and options issued for services                                 1,890,483           658,764         2,988,951
 Beneficial conversion feature of convertible debt                       450,000                --           450,000
 Gain on related party settlement                                        (21,897)               --           (21,897)
 Loss on equity investment                                                    --                --             3,141
 Increase in accounts payable and accrued expenses                        66,309           (53,736)          142,172
 Decrease in deferred offering costs                                     320,000           (53,860)          320,000
 Decrease (increase) in other assets                                      22,118           (11,502)          (96,958)
                                                                     ------------      ------------      ------------
     Net Cash Used In Operating Activities                              (380,718)         (108,121)         (835,757)
                                                                     ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Employee receivable                                                     (63,799)               --           (63,799)
 Equity investment                                                       (34,003)               --           (38,633)
 Notes receivable - related party                                        (60,001)           (5,145)          (94,152)
 Purchase of equipment                                                        --                --           (13,539)
                                                                     ------------      ------------      ------------
     Net Cash Used In Investing Activities                              (157,803)           (5,145)         (210,123)
                                                                     ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in cash overdraft                                                8,486                --            10,376
 Proceeds from convertible and long-term debt                            473,092             5,053           430,592
 Proceeds from (payments of) related party debt                          (51,045)          100,000            48,955
 Proceeds from note payable                                                   --            25,000            29,803
 Proceed from exercise of stock options                                       --            12,750            13,350
 Payment of stock option costs                                                --            (2,984)           (3,125)
 Payments of convertible debt                                                 --           (28,000)               --
 Proceeds from sale of common stock                                      107,988                --           515,929
                                                                     ------------      ------------      ------------
       Net Cash Provided By Financing Activities                         538,521           111,819         1,045,880
                                                                     ------------      ------------      ------------

NET DECREASE IN CASH                                                          --            (1,447)               --

CASH - BEGINNING OF PERIOD                                                    --             1,447                --
                                                                     ------------      ------------      ------------

CASH - END OF PERIOD                                                 $        --       $        --       $        --
                                                                     ============      ============      ============

                    See accompanying notes to condensed consolidated financial statements.

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------



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

       In the opinion of management, the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2002 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB of the year ended December 31, 2001.

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

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------


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

       At September 30, 2002, the Company recorded a deferred consulting expense of $338,157 net of an impairment charge of $350,272 and a charge to operations of $347,490 for the current period's expense, which are included in general and administrative expenses. The deferred asset represents the deferred portion of the fair value of stock and options issued to consultants for services that is being expensed over their respective lives. The impairment charge during the nine-month period ended September 30, 2002 was recorded due to the fact that the total fair value of the options issued for services, in the amount of $1,030,144 was $350,272 greater than the fair value of the services to be provided under the respective agreements (See Note 9). The Company will continue to evaluate the recoverability of the unamortized portion of the deferred consulting expense in subsequent periods.

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------


NOTE 5 NOTES RECEIVABLE - RELATED PARTY
---------------------------------------

       During the nine months ended September 30, 2002, the Company loaned an officer/stockholder $60,000. The notes are unsecured, due December 2007 and bear interest at 8% per annum with principal and accrued interest due at maturity.

NOTE 6 NOTES PAYABLE - RELATED PARTY
------------------------------------

       The Company received loans from an officer/stockholder aggregating $50,750 on various dates during the nine months ended September 30, 2002. The notes are unsecured, mature in forty-five days from issuance date, and bear interest at 8% per annum with principal and accrued interest due at maturity. The notes were not repaid or extended at their maturity dates and are currently in default.

       The Company also had two other related party notes payable aggregating $90,500. One of the notes, with a value of $25,000 was repaid during the nine months ended September 30, 2002, while the other note, with a value of $65,500, is in default and is included in current liabilities on the accompanying financial statements.

NOTE 7 LOAN FEES
----------------

       Loan fees related to the Company's convertible debt (See Note 8) are being amortized over the life of the notes, which are one year. Amortization, which is included in interest expense, was $75,388 for the nine months ended September 30, 2002 related to loan fees.

NOTE 8 STOCK-BASED COMPENSATION
-------------------------------

       The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $676,243 for the nine months ended September 30, 2002. The Company also had stock-based compensation that was recorded as deferred consulting expense, in the amount of $338,157 net of a $350,272 impairment charge (See Note 4), which was accounted for as a deferred asset as of September 30, 2002. In estimating the option portion of the above expense, the Company used the Black-Scholes pricing model. The average risk-free interest rate used was 3.25%-4.75%, volatility was estimated at 402.22%-420.00%, the expected life was one year for the valuation of all options and warrants issued as further described in Note 9.

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------


       The Company did not adopt the fair value method, in accordance with SFAS 123, with respect to employee stock options. The Company continues to account for these under the "intrinsic value" method in accordance with APB 25.

NOTE 9 STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT
------------------------------------------------

       On January 31, 2002 the Company entered into a securities sale agreement with a group of investors providing for the issuance of 12% secured convertible debentures in the aggregate principal amount of $500,000 due January 31, 2003 at a conversion price calculated at the time of conversion for the aggregate consideration of $500,000 and warrants to purchase 10,000 shares of common stock, exercisable at the lesser of $5.70 or the average of the lowest three trading prices during the 20-day period prior to exercise, expiring January 31, 2005. On January 31, 2002 the Company received $250,000 and issued warrants to purchase 5,000 shares of common stock valued at $97,500 to be expensed as loan fees over the length of the note. All assets of the Company secure the debentures. Interest is payable on dates at the option of the holder. The debentures are convertible into shares of common stock at the lesser of $7.50 per share or 50% of the market price of the Company's common stock for the average of the lowest three trading prices during the 20-day period prior to conversion. As of September 30, 2002, none of these debentures have been converted. The Company recorded $250,000 as interest expense for the beneficial conversion feature related to the debentures issued on January 31, 2002.

       In order to provide additional working capital and financing for the Company's expansion, the Company entered into convertible debenture agreements with four accredited investors ("the Purchasers") on May 31, 2002 whereby the Purchasers acquired an aggregate of $50,000 of the Company's 15% Convertible Debentures, due May 31, 2003. As of September 30, 2002, none of these debentures have been converted. The Company issued warrants to purchase 980 common shares valued at $33,296, to be expensed as loan fees over the length of the notes. The warrants are exercisable immediately, and have a life of three years. The Company also recorded $50,000 as interest expense for the beneficial conversion feature related to these debentures.

       In order to provide additional working capital and financing for the Company's expansion, the Company entered into convertible debenture agreements with four accredited investors (the "Purchasers") on September 30, 2002 whereby the Purchasers acquired an aggregate of $150,000 of the Company's 12% Convertible Debentures, due September 30, 2003. As of September 30, 2002, none of these debentures have been converted. The Company issued warrants to purchase 300,000 common shares valued at $1,642, to be expensed as loan fees over the length of the notes. The warrants are exercisable immediately, and have a life of three years. The Company recorded $150,000 as interest expense for the beneficial conversion feature related these debentures for the three months ended September 30, 2002.

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------


       In January 2002 the Company entered into a three-month consulting agreement for strategic and company development consulting in exchange for $33,750 and 3,000 shares of common stock valued at $55,000.

       In January 2002 the Company issued warrants to certain partners of AdServers to purchase 2,000 shares of the Company's common stock at $24 per share, expiring in 2005 for the completion of the software system to be used to sell the Company's products and services under the joint marketing agreement. The fair market value of the warrants of $34,000 was recorded as an additional capital contribution to AdServers. As of September 30, 2002, the development of the software system is still in the application stage, as defined by SOP 98-1. The value of the warrants are included in Equity Investment on the accompanying financial statements.

       In April 2002, the Company amended the Registration Statement of Form S-8, filed on December 4, 2001 with the Securities and Exchange Commission. The Post-Effective Registration Statement will register and issue into the existing 2001 Stock Option Plan an additional 40,000 shares.

       In April 2002 the Company entered into a consulting agreement for introductions to European ISP companies and related due diligence for a term of 6 months in exchange for a stock option to purchase 30,000 shares of the Company's common stock at $10 having a total fair value of $284,963. The stock option was immediately exercised as payment for a $300,000 invoice related to this agreement. The portion of this payment relating to the nine months ended September 30, 2002 of $188,604 was expensed, while the remainder of $96,359 is recorded as a deferred consulting expense as of September 30, 2002 (See Note 4).

       In May 2002 the Company entered into a one year consulting agreement for business advisory services in exchange for the option to purchase 2,500 shares of the Company's common stock at an exercise price of $10, and having a fair value of $132,474. The stock option was immediately exercised as payment in full for a $25,000 invoice. The transaction was recorded as deferred consulting expense and will be amortized over the life of the agreement. The related expense for the nine months ended September 30, 2002 was $129,656, with $2,817 deferred over the remaining term of the agreement (See Notes 4 and 11).

       In May 2002 the Company entered into a six-month consulting agreement for accounting and SEC reporting services in exchange for the option to purchase 1,500 shares of the Company's common stock at an exercise price of $10, and having a fair value of $64,486. The stock option was immediately exercised. The transaction was recorded as deferred consulting expense and will be amortized over the life of the agreement. The related expense for the nine months ended September 30, 2002 was $63,633, with $853 deferred over the remaining term of the agreement (See
       Note 4).

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------


       During June 2002 the Company entered into seven six-month consulting agreements in exchange for the options to purchase 38,500 shares of the Company's common stock at exercise prices ranging from $10 to $20. The stock options were all exercised immediately. The fair value of these option issuances totaled $724,349. The fair value of the options was recorded as deferred consulting expense and will be amortized over the lives of these agreements. The related expense for the nine months ended September 30, 2002 was $491,996, with $232,353 deferred over the remaining terms of the agreements (See Note 4).

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

       On July 24, 2002, the Company issued 59,180 shares of common stock for settlement on $110,667 of related party notes payable and accrued interest. The stock issuance was valued at the fair market value on the settlement date. The Company recorded a gain on the settlement of $21,897 during the three months ended September 30, 2002.

       During July 2002, the Company's Board of Directors authorized the creation of 25,000,000 shares of preferred stock, $.0001 par value per share. As of September 30, 2002, the Company had not issued any preferred stock.

       During August 2002, the Company issued 3,000 shares of common stock for a three-month consulting agreement. The fair value of the issuance of $9,900 is being amortized over the life of the agreement. The expense for this agreement for the nine-month period ended September 30, 2002 is $4,125, with the remaining $5,775 deferred over the remaining life of the agreement. The Company assessed impairment of this deferred asset as of September 30, 2002 and recorded $0 in impairment expense for the nine months ended September 30, 2002.

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

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------


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

NOTE 11  LICENSE AGREEMENT
--------------------------

       On May 7, 2002, the Company entered into a new license agreement with Servicios De Red, LTDA, a corporation incorporated in Costa Rica ("RED"). Based on the terms of the agreement, RED, at the direction of its directors, shall license the Company to utilize certain proprietary technology in connection with CuroCheck Online Check Processing and associated services. The Company will have an exclusive license for one year, and nonexclusive rights for an additional seven years to represent CuroCheck. The parties agree that for full consideration for the license a nonrefundable operating fee shall be payable to the Company directed by RED on the basis of revenue from the CuroCheck operations. The purchase of the license will be made with 1,000 common shares of the Company's common stock delivered as restricted under rule 144 as full payment. Management will value the license fee and the stock at $50,000 each. The license fee shall be equal to 0.5% of the gross revenue of CuroCheck generated by all USA based merchants during the first year and 0.25% of the gross revenue during the subsequent seven years. As of September 30, 2002, no stock has been issued nor were any services performed under this agreement.

       In relation to the above new license agreement, the Company entered into a one year consulting agreement with Simon Shaw. The agreement became effective on May 8, 2002. Mr. Shaw agreed to monitor CuroCorp operations at the Company's head offices, provide oversight of all business operations that involve the Company's clients in the United States, and provide CuroCorp expertise to the Company as required when liaisoning with the Company's clients with respect to the CuroCorp products and services. The consideration for this consulting agreement was the option to purchase 2,500 shares of the Company's common stock having a fair value of $132,474 of which $52,627 has been expensed and $79,847 has been accounted for as deferred consulting expense (See Note 9).

                                  TREZAC CORP.
                         (F/K/A MARKETCENTRAL.NET CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------


NOTE 12  LINE OF CREDIT
-----------------------

       The Company has a $5,000 revolving line of credit with a bank. As of September 30, 2002, the balance was $5,066. The note is unsecured and bears interest at 14.9%.

NOTE 13  GOING CONCERN
----------------------

       The Company's financial statements for the period ended September 30, 2002 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss from operations of $5,292,404 since inception, a negative cash flow from operating activities of $835,757 since inception, a working capital deficiency of $332,915 and a stockholders' deficiency of $192,517. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Our net loss for the nine months ended September 30, 2002 increased by $2,961,729 to $3,627,859 for the nine months ended September 30, 2002 as compared to $666,130 for the nine months ended September 30, 2001. This was primarily the result of an increase in general and administrative expenses and an increase in interest expense. General and administrative expenses of $3,093,136 increased by $2,435,971 for the nine months ended September 30, 2002 compared to $657,165 for the nine months ended September 30, 2001. The increase was primarily due to the fair market value of stock and warrants issued for consulting services and an increase in financial consulting and accounting services.

Interest expense during the nine months ended September 30, 2002 was $558,211 as compared to $8,849 for the prior period. The increase in interest expense is attributable to the beneficial conversion feature of convertible debt issued in January 2002.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations and capital requirements primarily through private debt and equity offerings.

During the nine month period ended September 30, 2002 we did not raise any funds pursuant to any private debt or equity offering.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

(b) Reports on Form 8-k


         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2002.

                                  TREZAC CORP.
                                  (Registrant)



                                   BY:  /S/  PAUL R. TAYLOR
                                        -------------------
                                   PAUL R. TAYLOR
                                   CHIEF EXECUTIVE OFFICER, PRINCIPAL EXECUTIVE
                                   OFFICER AND PRINCIPAL ACCOUNTING OFFICER

                                 CERTIFICATIONS


         I, Paul Taylor, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Trezac
Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:                                       November 14, 2002.


                                                     /s/Paul Taylor
                                                     --------------
                                                     Paul Taylor
                                                     Chief Executive Officer
                                                     Chief Accounting Officer