Form 10KSB
period 2002-12-31
TREZAC INTERNATIONAL CORP
filed 2003-04-30
CIK 1068170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                            ------------------------

                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________


                         Commission file number:  0-25891

                        TREZAC INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              TEXAS                                 76-0270330
       ------------------------               ----------------------
       (State of Incorporation)               (IRS Employer I.D. No.)

                20500 Meeting Street, Boca Raton, Florida  33434
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code:  (561) 558-9599
                                                        --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.0001
                          -------------------------------
                                (Title of class)

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

     The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $0.0001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on March 14, 2003) is $80,073.

     The number of shares outstanding of the registrant's Common Stock, $0.0001 par value is 5,025,233 as of December 31, 2002.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                    CONTENTS


CONTENTS

                                                                         PAGE
PART I

    Item 1.  Description of Business..................................... 3
    Item 2.  Description of Property.....................................14
    Item 3.  Legal Proceedings...........................................14
    Item 4.  Submission of Matters to a Vote of Security Holders.........15

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters....15
    Item 6.  Management's Discussion and Analysis or Plan of Operation...23
    Item 7.  Financial Statements........................................29
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................30

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act.............................................31
    Item 10. Executive Compensation......................................33
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management...............................................35
    Item 12. Certain Relationships and Related Transactions..............36
    Item 13. Exhibits and Reports on Form 8-K............................38
    Item 14  Control and Procedures......................................41

SIGNATURES   ............................................................42


                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

In this report, references to the "Company", "we", "us" and "our" refer to Trezac International Corporation, a Texas corporation.

COMPANY OVERVIEW

Trezac International Corporation was originally incorporated under the name Great American Leasing, Inc. in Texas on March 21, 1997. On December 28, 1988 we amended our certificate of incorporation to change our name to All American Consultant Aircraft, Inc. and on March 1, 1999, we amended our certificate of incorporation to change our name to MarketCentral.net Corp, and on July 25, 2002 we amended our certificate of incorporation to change our name to Trezac International Corporation. Our primary business is directed to achieve a high rate of capital growth for our shareholders by acquiring significant holdings in companies which the members of its Board of Directors consider to be fundamentally sound, well managed and profitable, but which are valued at a discount to the Directors' estimate of their intrinsic market valuation. The Company has moved its business focus this past year from marketing to Internet Service Providers (ISP's) delivering state-of-the-art advertising and promotion infrastructure to acquiring non-cyclical, consumer businesses in Eastern
Europe, particularly in the country of Moldova. Trezac is poised to become an acquisition parent company operating in the U.S., and Eastern Europe.


SELECTED FINANCIAL DATA

You should read the financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes.

                                                         For the Period From
                                      Year Ended     Inception (August 2, 2000)
                                     December 31,          to December 31,
                                         2002                    2001
                                       --------                --------
Income Statement Data:
----------------------
Revenues                             $          -          $         -
General and Administrative
   Expenses                          $  7,907,952          $  1,237,075
Net Income (Loss)                    $ (8,372,068)         $ (1,264,814)
Income (Loss) Per Share              $      (7.83)         $      (0.34)
Weighted Average Shares Outstanding  $  1,068,743                36,701


Balance Sheet Data:
Deposits                             $          -                   250
Total liabilities                         836,032               274,816
Total current assets                      383,571               429,220
Stockholders Equity                      (277,311)              123,545

RECENT EVENTS AND ACQUISITIONS

On January 22, 2003, the Company entered into a stock purchase agreement with Millagro SRL, ("Millagro") a Moldovian corporation, located in the former Soviet Republic and the shareholders of Millagro. The completion and closing of the Agreement is subject to an audit of Millagro's revenues and assets for fiscal year 2002 and audited financial statements for Millagro fiscal year 2003 that meet certain benchmarks. Pursuant to the terms of the Agreement, the Company will acquire all of the issued and outstanding shares of capital stock of Millagro from the Millagro Shareholders in exchange for newly issued shares of the Company's common stock valued in United States Dollars at two and a half (2.5) times Millagro's audited cash revenues for fiscal year 2002. The Company has placed 15,000,000 shares of the Company's common stock in escrow to cover the cost of the Acquisition. As part of the Acquisition, at the closing, the Company's Board of Directors will appoint Octavian Chiriac, and Serguei Melnik as members of the Company's Board of Directors and Iurie Bordian as Chief Financial Officer and a member of the Company's Board of Directors.

Millagro is an agricultural company that grows, sells, and distributes staple foods, including cereal, corn, vegetables, wheat, and flour. Millagro's main business divisions are: 1) agroIndustrial; 2) agricultural development; 3) motor pool and equipment leasing; 4) swine and cattle cultivation; and 5) soy farming and processing. Millagro is working towards becoming Moldova's first "closed-cycle" production company where it owns the land, crops, processing facilities as well as the distribution channels for its soy products.
Milagro's Research and Development facility works on agricultural growth, breeding operations and government approval of new sorts of seeds, including wheat, sunflower and grass cultivation.

The 15,000,000 shares of common stock placed in escrow pending the closing of the merger have not and will not be registered under the Securities Act of 1933, as amended (the "Act") and were issued in the reliance upon the exemption from registration provided by section 4(2) of the Act, on the basis that the Acquisition is a transaction not involving a public offering. All certificates evidencing the Shares bear a customary form of investment legend and may not be sold, pledged, hypothecated or otherwise transferred unless first registered under the Act or pursuant to an available exemption from such registration requirements.

The amount of consideration paid to the Millagro Shareholders for Millagro was determined through arm's-length negotiations between these parties and the Company. Other than as disclosed herein, there are no material relationships between the Millagro Shareholders and the Company or any of its affiliates, any directors or officers of the Company, or any associate of such directors or officers.

Equity Line Financing
---------------------

On March 5, 2003 the Company hired Merchant Banker, Fleming Capital Group ("FCG") and Fleming Capital Management ('FCM") of New York to finalize negotiations and close an investment from the Moldova Enterprise Credit Foundation (MECF). MECF is an internationally owned financial institution that specializes in direct foreign investment into the Republic of Moldova,

The MECF has proposed terms of asset backed investment for the acquisition strategy that the Company is executing in the Republic of Moldova. MECF has brought FCG into the arrangement as the liaison for MECF's business with Trezac. FCG will serve as an operations, due diligence and deal packaging partner for other projects that Trezac is performing due diligence on in Moldova.

FCG is a private capital, merchant bank and advisory boutique based in New York City. FCG offers many creative approaches to advising on acquisition planning, system integration and roll up strategies. FCG will become involved in all facets of Trezac's business planning and MECF's funding and execution strategies.

Principal components of FCG include; a US and European business advisor; an International attorney specializing in Russia & Moldova and an Investment advisor that is experienced in debt and equity investment structures and strategies for US companies making direct foreign investments. The principals of FCG are comfortable working in English, French, Russian and Moldovian business cultures and relevant languages. FCG is deeply networked with Investment Funds, Financial Institutions, Local and National banks, Investment Foundations, Auditors and Tax specialists in this region of the world.

OUR SERVICES

Since we acquired FCOM, we are a provider of products and services that enable publishers, advertisers, direct marketers and promotional merchants to market products and/or advertisements to Internet service providers (ISP) subscribers. We intend to offer potential clients with advertising needs several facets of the digital marketing process, from pre-campaign planning, to digital execution and campaign tracking.

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


Equity Investment
-----------------

On August 9, 2001, we acquired from Computer Hardware Corporation, a
Panamanian corporation, 100% of the outstanding shares of Online Asset Courtesy, Inc. ("OACI"), a Panamanian corporation, whose only asset was 24,250 units of AdServers in exchange for 31,250 shares of the Company's common stock valued at $2,813 and a warrant to purchase 31,250 shares at $0.10 for a period of three years valued at $1,563. Also in August 2001, the Company acquired an additional 3,191.50 units of AdServers for 25,000 shares of the Company's common stock valued at $2,250. The Company purchased 1,851.85 additional units in December 2001 for $4,630. AdServersOnline, LLC, a Nevada limited liability corporation whose assets included software that delivers media advertisements during the latent time resulting from logging-on and logging-off the Internet, a period during which we believe consumers are captive, waiting and susceptible to advertisers' messages.

In January 2002, the Company issued warrants to certain partners of AdServers to purchase 200,000 shares of the Company's common stock at $0.24 per share, expiring in 2005 for the completion of the software system to be used to sell the Company's products and services under the joint marketing agreement.

Through our marketing agreement with Adservers Online LLC, management intended to offer a range of media, marketing technology products and services. Through AdServersOnline's "Ad-Apt" software technology, management intended to provide potential customers the ability to measure campaign performance. AdServersOnline, using licensed proprietary technologies, is combining the entertainment quality of modern television commercials with the personal targeting, mass market potential, and interactivity of the Internet. AdServersOnline allows advertisers to access the marketing and revenue potential of the Internet by increasing the effectiveness and dollar efficiency of their clients' ads with more accurate targeting and higher video quality for dial-up customers. Through the AdServersOnline LLC agreement, management hoped to enable advertisers and advertising agencies which contract with AdServersOnline to access ISP audiences.

In July 2001, we entered into a joint marketing agreement with AdServersOnline, which enables us to market their Internet advertising/marketing services to ISP's globally. AdServersOnline will provide the software capabilities, all relevant technologies, inventory and ongoing advertising sales. The agreement has a term of three years, and may be automatically renewed for successive one year periods. With the demise of the dot.com companies, we were unable to generate business through AdServersOnline.


Acquisition Strategy
--------------------

Based on these difficulties to obtain market acceptance of our Internet advertising products we have re-defined our business focus and the members of its Board of Directors have begun the acquisition of companies that are fundamentally sound and are valued at an intrinsic discount to the Directors' estimate of their private market value. The focus in each acquisition is on building sales, acquiring assets and positioning each subsidiary for sales to, or joint venture with, key market leaders.

Trezac's acquisition strategy is designed to create an independent agri-industrial holding company in Moldova. Management believes the key to success of the Company is a dedication to Western business disciplines instead of the management style and systems that still are used throughout much of Eastern Europe. The Company plans to achieve economies-of-scale by instituting modern management practices and consolidation at the executive levels. We plan to aggressively penetrate several market segments.

Our first acquisition in Moldova was Milagro. Millagro Corporation is a leader in developing high-quality competitively-priced farm products and in supplying them to growers. The Company provides livestock farmers with well-balanced nutritional feeds. They also produce seeds of all types for Moldova's farming community as well as customers throughout Eastern Europe.

The completion and closing of the Agreement is subject to an audit of Millagro's revenues and assets for fiscal year 2002 and audited financial statements for Millagro fiscal year 2003 that meet certain benchmarks. Pursuant to the terms of the Agreement, the Company will acquire all of the issued and outstanding shares of capital stock of Millagro from the Millagro Shareholders in exchange for newly issued shares of the Company's common stock valued in United States Dollars at two and a half (2.5) times Millagro's audited cash revenues for fiscal year 2002. The Company has placed 15,000,000 shares of the Company's common stock in escrow to cover the cost of the Acquisition.

Moldova's Economy - Moldova has a population of 4,762,000, which makes it the fourth in size as the most densely populated of all countries in the former USSR. As part of an ambitious reform effort, Moldova recently introduced a convertible currency, freed all prices, stopped issuing preferential credits to state enterprises, backed steady land privatization, removed export controls, and freed interest rates.. In 1998, the economic troubles of Russia, by far

Moldova's leading trade partner, were a major cause of the 8.6% drop in GDP. In 1999, GDP fell again, by 4.4%, the fifth drop in the past seven years; exports were down, and energy supplies continued to be erratic. Following the return to positive GDP growth in 2000 (1.9%), Moldova experienced strong 6.1% rise in GDP in 2001, driven by a marked improvement in industry and a 20% improvement in agriculture.

Primarily Agrarian Economy - Trezac is involved in the Moldovian agri-economy - a market that has significant growth potential. The country enjoys a favorable temperate climate and good farmland; as a result, the economy is agriculturally-centered, focusing on grains, fruits and wine. International financial and relief agencies are forecasting favorable growth for the Moldovian agricultural economy as it seeks to regain its position as the bread basket of Eastern Europe No other country in the world has soil content consisting of 80% chernozem (extremely fertile) soil. Moldova ranked in the top 5 in food production amongst the 15 former republics of the Soviet Union, lagging only the much larger territories of Russia, Ukraine, Kazakhstan and Uzbekistan. Based upon production per square acre, Moldova far surpasses the productivity of all of Eastern Europe. The Moldovian Government has been intensifying subsidies to agriculture companies in the last five years, as have international organizations such as the World Health Organization, the United Nations and the World Bank. Trezac is at the forefront of Moldova's agri-industry and should benefit greatly from the Western economic initiatives already in place.

Alternative Financing - Trezac has enacted plans to secure financing for export trade activities utilizing programs administered by the United States Department of Agriculture (USDA). Additionally, other programs administered by U.S. Federal Government agencies that provide funding and/or financing of U.S. businesses and their export related activities are actively being reviewed for utility in serving the needs of Trezac's subsiduaries. Trezac is seeking to secure a country allocation for the Republic of Moldova for the GSM 102 Program, the Supplier Guarantee Program, and the Facility Credit Guarantee Program, currently administered by the USDA's Foreign Agricultural Service (FAS). Additionally, Trezac will also seek to qualify itself as an approved exporter of U.S. agricultural commodities.

Trezac will seek to secure export licenses and transactional approval from appropriate Governmental agencies facilitating the export of U.S. agricultural commodities and equipment via Trezac to the world.

In tandem with its efforts to garner U.S. Government contracts, Trezac will also utilize its contacts within private sector trading entities to seek to establish trade relationships designed to mutually benefit both parties.

STRATEGIC PROGRAMS

The GSM 102 Program, the Supplier Guarantee Program, and the Facility Credit Guarantee Program represent the most likely tools for securing government export financing assistance for Trezac.

The GSM 102 program underwrites credit extended by the private banking sector in the United States (or, less commonly, the exporter) to approved foreign banks using dollar-denominated, irrevocable letters-of-credit to pay for food and agricultural products sold to foreign buyers. GSM 102 covers credit terms up to three years.

Under these programs, which are administered by FAS, the Commodity Credit Corporation (CCC) does not provide financing, but guarantees payments due from foreign banks. Typically, 98% of principal and a portion of interest at an adjustable rate are covered.

Because payment is guaranteed, financial institutions in the United States can offer competitive credit terms to the foreign banks, usually with interest rates based on the London Inter-Bank Offered Rate (LIBOR). Any follow-on credit arrangements between the foreign bank and the importer are negotiated separately and are not covered by the CCC guarantee.

Interested parties, including U.S. exporters, foreign buyers, and banks, may request that the CCC establish a GSM 102 program for a country or region. Prior to announcing the availability of guarantees, the CCC evaluates the ability of each country and foreign bank to service CCC-guaranteed debt. New banks may be added or levels of approval for others increased or decreased as information becomes available.

CCC selects agricultural commodities and products according to market potential. In other words, if a deal can be reached for a specific commodity to be exported, an allocation will be provided.

The Supplier Guarantee Program guarantees short-term credit extended by U.S. exporters directly to their foreign customers. Credit terms cannot exceed 180 days.

Under the Facility Credit Guarantee Program, USDA guarantees credit extended by U.S. banks for commercial sales of American goods and services used to improve agricultural infrastructure in importing countries, such as storage, processing, and handling equipment.

The USDA views its credit guarantee programs as commercial programs, not as export subsidies. The programs are used to support and promote commercially viable transactions. In addition to facilitating U.S. exports, these programs also help developing countries and other countries that have credit problems to finance purchases of food and other agricultural products.

In addition to these USDA-administered programs are programs administered by the Department of Commerce, Ex-Im Bank, and the Overseas Private Investment Corporation (OPIC). These programs including direct loan and guarantee programs designed to help U.S. business entities export goods and equipment.

INTELLECTUAL PROPERTY RIGHTS

We do not own any patents or trademarks and have no patents or trademarks pending. We do own the URL for the Internet Web sites located at http://www.marketcentral.net and http://www.trezac.com.

EMPLOYEES

As of March 14, 2003, we had one full time employee, Paul Taylor. We have not experienced a work stoppage and we believe that our employee relationship with Mr. Taylor is good. Our success depends to a large extent upon the continued services of Mr. Taylor. The loss of his services could have a material adverse effect on our business and our results of operations.

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

We have not earned revenues and we may not earn revenues in the future.
We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal year ended December 31, 2002, we had a net loss of $(???????). We expect to continue to incur significant operating expenses as acquire Moldovian companies. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses.

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS.

We will need additional funds to develop our operations. We may seek additional capital through

   o   an offering of our equity securities,
   o   an offering of debt securities, or
   o   by obtaining financing through a bank or other entity.

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

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO.

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in identifying and executing suitable business opportunities.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.

Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies


THE NATURE OF OUR OPERATIONS ARE HIGHLY SPECULATIVE.

The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunities in Moldova. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criteria. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

ALTHOUGH WE HAVE AN EMPLOYMENT AGREEMENT WITH MR. PAUL TAYLOR, IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. TAYLOR, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

Our success in achieving our growth objectives depends upon the efforts of Mr. Taylor, our Chairman. The loss of the services of Mr. Taylor may have a material adverse effect on our business, financial condition and results of operations. While Mr. Taylor does not have experience specifically in acquiring non-cyclical, consumer businesses in Eastern Europe, we believe the loss of Mr. Taylor, our only full-time employee, would result in the loss of business contacts and the loss of a professional with knowledge and understanding of the corporate and the finance industry. We may not be able to maintain and continue our operations or achieve our growth objectives should we lose
Mr. Taylor's services.


INVESTMENT RISKS:

OPERATING LOSSES, NEGATIVE CASH FLOW FROM OPERATIONS LIKELY FOR FORESEEABLE FUTURE.

There is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. It is important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.


WE HAVE CERTAIN CONVERTIBLE SECURITIES OUTSTANDING SOME OF WHOSE CONVERSION RATE IS CURRENTLY INDETERMINABLE. AS SUCH, PURCHASERS OF OUR COMMON STOCK COULD EXPERIENCE SUBSTANTIAL DILUTION OF THEIR INVESTMENT UPON CONVERSION OF SUCH SECURITIES.

Pursuant to a transaction dated January 31, 2002, we entered into an agreement to issue convertible debentures and warrants in return for investment dollars. Under that agreement, we will receive certain portions of the aggregate investment based on certain criteria. The debentures are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the then current conversion price. If converted, the debentures would dilute the common stock outstanding. Pursuant to the terms of the transaction, however, the number of convertible debentures could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

The warrants issued in connection with the debentures are exercisable over the next three years at a price equal to the lesser of $0.057 per share or a variable exercise price based upon the trading price of the common stock at the time of exercise, which price may be adjusted from time to time under certain anti-dilution provisions. The shares of common stock into which the debentures may be converted and the shares of common stock issuable upon exercise of the warrants are being registered pursuant to this registration statement.

As of March 14, 2002, we have reserved 195,438 in connection with the sale of our convertible debenture transaction. In addition to the securities described above, as of March 14, 2002, 650,000 shares of our common stock were reserved for issuance in connection with our equity line of credit agreement entered into with Dutchess Private Equities Fund, LP.

Purchasers of common stock could, therefore, experience substantial dilution of their investment upon conversion of the debentures. In addition, a sale by the selling stockholders of large blocks of the shares registered pursuant to a registration statement could have a depressive effect on our stock price. The debentures are not registered and may be sold only if registered under the Securities Act of 1933, as amended, or sold in accordance with an applicable exemption from registration, such as Rule 144. Since the last sale of these securities took place in September, 2002, under Rule 144, they will remain restricted until September, 2003.


SHARES OF OUR TOTAL OUTSTANDING SHARES THAT ARE RESTRICTED FROM IMMEDIATE RESALE BUT MAY BE SOLD INTO THE MARKET IN THE FUTURE COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.


As of December 31, 2002 we had 5,025,233 shares of our common stock issued and outstanding, 4,522,700 of which we believe are restricted securities. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not our affiliate sells is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning us. In that event, "restricted securities" would be eligible for sale to the public at an earlier date. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENTAGE OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $0.0001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

POTENTIAL FLUCTUATION IN OPERATING RESULTS; QUARTERLY FLUCTUATIONS

Seasonality in the Moldovian agricultural industry is likely to cause quarterly fluctuations in Trezac's operating results. Because of the Company's limited operating history in the Moldovian agricultural business, management does not know which seasonal patterns, if any, will predominate. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition. If seasonality in the agricultural business causes quarterly fluctuations, there could be a material adverse effect on the Company's business.

RISKS ASSOCIATED WITH ACQUISITIONS

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic and would help it to expand its operations and/or future customer base.

Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.


ITEM 2.  DESCRIPTION OF PROPERTIES

Our principal executive offices, located at 20500 Meeting Street, Boca
Raton, Florida 33434, are leased to at a monthly rental rate of $1,400.00 and expires in August 2002. We believe that our leased properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are involved as a plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate any material liability as a result of such litigation.

The Company's subsidiary, FMOC, Inc. and its President have been named as Defendants in a suit filed November 4, 2001 in the Superior Court of the State of Colorado for County of Denver by a stockholder who purchased 100,000 shares of FCOM for $50,000. FCOM, is a Company subsidiary. The shareholder alleges his investment in the Company was based on improper information. This shareholder seeks the return of his investment as well as punitive damages and legal expenses from the defendants.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


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

                                               HIGH     LOW
                                              -------  ------

YEAR ENDED DECEMBER 31, 2000

First Quarter                                  $ 10.00     $ 3.00
Second Quarter                                 $  4.00     $ 1.75
Third Quarter                                  $  3.00     $ 1.00
Fourth Quarter                                 $  2.00     $ 0.20

YEAR ENDED DECEMBER 31, 2001*

First Quarter                                  $ 4.80      $ 2.56
Second Quarter                                 $15.00      $ 2.08
Third Quarter                                  $ 4.32      $ 0.32
Fourth Quarter                                 $ 0.15      $ 0.07

YEAR ENDED DECEMBER 31, 2002**

First Quarter                                  $ 1.50      $ 0.50
Second Quarter                                 $ 3.50      $ 0.50
Third Quarter                                  $ 2.00      $ 0.30
Fourth Quarter                                 $ 2.00      $ 0.10


_______

*Our common stock began trading under the symbol MKCT in November, 2001.
** Our common stock began trading under the symbol TRZC in September, 2002.

Reverse Stock Splits
--------------------

On September 27, 2001, the Company effectuated a reserve 16 for 1 stock split. On September 16, 2002, the Company effectuated a reverse 100 for 1 stock split.

SECURITY HOLDERS

At December 31, 2002, there were 5,025,233 shares our common stock outstanding which were held by approximately 165 stockholders of record.

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

On January 31, 2002, the Company entered into a securities sale agreement with a group of investors providing for the issuance of 12% secured convertible debentures in the aggregate principal amount of $500,000 due January 31, 2003 at a conversion price calculated at the time of conversion for the aggregate consideration of $500,000 and warrants to purchase 10,000 shares of common stock, exercisable at the lesser of $5.70 or the average of the lowest three trading prices during the 20-day period prior to exercise, expiring January 31, 2005. On January 31, 2002, the Company received $250,000 and issued warrants to purchase 5,000 shares of common stock valued at $97,500 to be expensed as loan fees over the length of the note. All assets of the Company secure the debentures. Interest is payable on dates at the option of the holder. The debentures are convertible into shares of common stock at the lesser of $7.50 per share or 50% of the market price of the Company's common stock for the average of the lowest three trading prices during the 20-day period prior to conversion. As of December 31, 2002, none of these debentures have been converted. The Company recorded $250,000 as interest expense for the beneficial conversion feature related to the debentures issued on January 31, 2002. The amounts due in January 2003 were not repaid and the Company is currently working out a payment plan with the group of investors to repay the convertible debentures.

In order to provide additional working capital and financing for the Company's expansion, the Company entered into convertible debenture agreements with four accredited investors ("the Purchasers") on May 31, 2002 whereby the Purchasers acquired an aggregate of $50,000 of the Company's 15% Convertible Debentures, due May 31, 2003. As of December 31, 2002, none of these debentures have been converted. The Company issued warrants to purchase 980 common shares valued at $33,296, to be expensed as loan fees over the length of the notes. The warrants are exercisable immediately, and have a life of three years. The Company also recorded $50,000 as interest expense for the beneficial conversion feature related to these debentures.

In order to provide additional working capital and financing for the Company's expansion, the Company entered into convertible debenture agreements with four accredited investors (the "Purchasers") on September 30, 2002 whereby the Purchasers acquired an aggregate of $150,000 of the Company's 12% Convertible Debentures, due September 30, 2003. As of December 31, 2002, none of these debentures have been converted. The Company issued warrants to purchase 300,000 common shares valued at $1,642, to be expensed as loan fees over the length of the notes. The warrants are exercisable immediately, and have a life of three years. The Company recorded $150,000 as interest expense for the beneficial conversion feature related these debentures for the three months ended September 30, 2002.

During the last three years, the Company has issued unregistered securities as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder, or Regulation S where indicated. All recipients had adequate access, through their relationship with the Company, to information about the Company. The facts relied upon to make these exemptions available were that each of the issuances were made to a limited number of parties that were accredited investors and each of these parties were provided access to information regarding the Company or, through their relationship with the Company, were aware of the Company's activities.

On or about September 14, 2000, the Company issued 560 shares of its common stock to a related party for consulting services. Such issuance was made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On March 20, 2001, the Company issued an aggregate of 1,879 shares of common stock for consulting services valued at $64 per share representing $120,265 in services. The Company issued 397 shares of common stock valued at $97 per share representing a $38,478 note payable converted to common stock to several consultants. Such issuance was made pursuant to the exemption provided in
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On March 21, 2001 the Company issued 1,548 shares of the Company's common stock in exchange for all of the issued and outstanding shares of common stock of FCOM and 741 A warrants and 741 B Warrants to purchase shares of FCOM common stock. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On May 8, 2001 the Company issued 531 shares of the Company's common stock valued at $11 per share for $5,844 to several consultants in consideration for services rendered. Such issuances were pursuant to the exemption provided in
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On June 22, 2001 the Company issued 250 shares of the Company's common stock as compensation for services rendered valued at $21 per share to several consultants. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On July 17, 2001 the Company issued 1,313 and 2,656 shares of the Company's common stock valued at $16.00 per share and $160 per share to an unrelated party in consideration for consulting services rendered to the Company. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On July 23, 2001, the Company issued 313 and 469 shares of the Company's common stock valued at $240 and $11 per share for, respectively, to consultants for services rendered to the Company. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On July 31, 2001, the Company issued 250 shares of the Company's common stock to a related party valued at $9 per share, to purchase 3,191.50 membership interests in the related party. The Company also issued 313 shares of the Company's common stock valued at $9 per share to purchase 24,250 membership units in the related party and 100% of a second related party. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On September 6, 2001, the Company issued 625 shares of the Company's common stock upon the exercise of outstanding options by an unrelated party, which were exercised at $12 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On September 7, 2001, the Company issued 1,250 shares of the Company's common stock valued at $1 for services rendered by several consultants. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On September 17, 2001, the Company issued 469 shares of the Company's common stock upon the exercise of outstanding options which were exercised at $5 per share by an unrelated party and on September 28, 2001 the Company issued 750 shares of the Company's common stock upon the exercise of outstanding options by an unrelated party which were exercised at $3.50 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

Also in September, the Company approved a reverse stock split of the Company's common stock at the rate of 16 to 1 for stockholders of record on September 27, 2001. In connection with the reverse split, the Company issued 127 shares of common stock in order to prevent the issuance of fractional shares.

On October 10, 2001, the Company issued 60,000 shares of the Company's common stock to the Company's Chief Executive Officer, valued at $.90 per share in exchange for a promissory note in the amount of $540,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On October 12, 2001, the Company executed a stock purchase agreement with an unrelated party, pursuant to which the Company may sell to offshore investors, up to 84,000 shares of the Company's restricted common stock. Pursuant to the stock purchase agreement, the Company agreed to sell to purchasers in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States shares of the Company's restricted common stock at a purchase price equal to 40% of the reported bid price of the Company's common stock as quoted on the OTC Bulletin Board for the five trading days preceding the date of purchase. As of March 15, 2002, the Company has issued 84,000 shares of the Company's common stock to investors designated by the unrelated party at prices ranging from $3.20 to $5.00 per share. Such issuances were made pursuant to the exemption provided in Regulation S of the Securities Act.

On October 17, 2001 and February 5, 2002, the Company issued 2,500 and 8,500 shares to a related party of the Company's common stock valued at $13 and $23 per share, respectively, as compensation for services rendered to the Company. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On October 17, 2001, the Company issued a three-year warrant to one individual to purchase 5,000 shares of the Company's common stock exercisable at 120% of the closing bid of the Company's common stock on October 16, 2001, $1.00 per share. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.
On October 19, 2001, the Company issued 17,262 shares of the Company's common stock upon the conversion of outstanding debt by a related party in the aggregate amount of $224,408. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On October 19, 2001 the Company issued a three year warrant to one individual to purchase 300,000 shares of the Company's common stock exercisable at $14.00 per share and on October 24, 2001 the Company issued warrants to two individuals to purchase, pursuant to a consulting agreement, an aggregate of 100,000 shares of the Company's common stock exercisable at $14.00 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On October 24, 2001, the Company issued 150 shares of the Company's common stock upon the exercise of outstanding options by an unrelated party, which were exercised at $4.00 per share. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On November 8, 2001, the Company issued a warrant to one individual to purchase 10,000 shares of the Company's common stock at an exercise price of $1.00 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On December 3, 2001, the Company issued 1,000 shares of the Company's common stock to AdServersOnline for patent rights valued at $7,000. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On December 3, 2001, the Company issued 9,400 shares of common stock to an unrelated party valued at $7 per share for services rendered to the Company. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On December 20, 2001, the Company issued 26,154 shares of the Company's common stock valued at $320,000 to several companies for deferred offering costs related to an investment agreement. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In December 2001 and January 2002 the Company issued 2,000 warrants to an entity to purchase the Company's common stock at prices ranging from $9.60 to $1.50 per share which warrants have since been cancelled. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In January 2002, the Company entered into a three-month consulting agreement with an unrelated party for strategic and company development consulting in exchange for $33,750 and 3,000 shares of common stock valued at $55,000.

In January 2002, the Company issued warrants to certain partners of AdServers to purchase 2,000 shares of the Company's common stock at $24 per share, expiring in 2005 for the completion of the software system to be the used to sell the Company's products and services under the joint marketing agreement. The fair market value of the warrants of $34,000 was recorded as an additional capital contribution to AdServers. As of December 31, 2002, the development of the software system is still in the application stage, as defined by SOP 98-1. The value of the warrants is included in Equity Investment in the accompanying balance sheets.

In April 2002, the Company amended the Registration Statement of Form S-8, filed on December 4, 2001 with the Securities and Exchange Commission. The Post-Effective Registration Statement will register and issue into the existing 2001 Stock Option Plan an additional 40,000 shares.

In April 2002, the Company entered into a consulting agreement with an unrelated party for introductions to European ISP companies and related due diligence for a term of 6 months in exchange for a stock option to purchase 30,000 shares of the Company's common stock at $10 having a total fair value of $284,963. The stock option was immediately exercised as payment for a $300,000 invoice related to this agreement. The Company has expensed the full $284,963 to operations as of December 31, 2002.

In May 2002, the Company entered into a one year consulting agreement with an unrelated party for business advisory services in exchange for the option to purchase 2,500 shares of the Company's common stock at an exercise price of $10, and having a fair value of $132,474. The stock option was immediately exercised as payment in full for a $25,000 invoice. The transaction was recorded as deferred consulting expense and will be amortized over the life of the agreement. The Company has expensed the full $132,474 to operations as of December 31, 2002.

Also, in May 2002, the Company entered into a six-month consulting agreement with a related party for accounting and SEC reporting services in exchange for the option to purchase 1,500 shares of the Company's common stock at an exercise price of $10, and having a fair value of $64,486. The stock option was immediately exercised. The Company has expensed the full $64,486 to operations as of December 31, 2002.

During June 2002, the Company entered into seven six-month consulting agreements, one with a related party and the remaining six with unrelated parties, in exchange for the options to purchase 38,500 shares of the Company's common stock at exercise prices ranging from $10 to $20. The stock options were all exercised immediately. The fair value of these option issuances as of December 31, 2002.

On July 24, 2002, the Company issued 59,180 shares of common stock at $1.50 per share for extinguishment on $110,667 of related party notes payable and accrued interest. The stock issuance was valued at the fair market value on the grant date. The Company recorded a gain on the extinguishment of $21,897 during the year ended December 31, 2002.

During July 2002, the Company's Board of Directors authorized the creation of 25,000,000 shares of preferred stock, $.0001 par value per share. As of December 31, 2002, the Company had not issued any preferred stock.

During August 2002, the Company issued 3,000 shares of common stock at $3.30 per share for a three-month consulting agreement. The fair value of the issuance of $9,900 was amortized over the life of the agreement. The Company has expensed the full $9,900 to operations as of December 31, 2002.

During October 2002, the Company issued 1,875,000 shares of common stock at $1.01 per share, the fair value of the Company's trading common stock on the grant date, for employment services to the Chief Executive Officer in accordance with an employment agreement. The Company expensed the full amount of $1,893,750 during the year ended December 31, 2002.

Also during October 2002, the Company issued 500,000 options to purchase 500,000 shares of the Company's common stock to an unrelated party for a twenty-four month consulting agreement. The options were issued at an exercise price of $.01, and having a fair value of $482,765. The options were immediately exercised. The transaction has been recorded as a deferred consulting expense and will be amortized over the life of the agreement. As of December 31, 2002, the Company has recorded a deferred consulting expense of $37,500 and expensed $12,500 for amortization in relation to this agreement. Additionally, the Company has recorded $432,765 for an impairment charge in relation to this agreement since the total fair value of the options issued for services was greater than the fair value of the services to be provided under the respective agreement.

During November 2002 the Company issued 210,000 shares of common stock at $1.01, the fair value on the grant date, to two unrelated parties for full payment of consulting invoices. The Company expensed the full amount of $212,100 during the year ended December 31, 2002, which valued at the Company's closing price on the grant date.

Also during November 2002, the Company issued 1,715,000 options to purchase 1,715,000 shares of the Company's common stock to various stockholders for payment on consulting agreements ranging from twelve months to twenty-four months. The options were issued at exercise prices ranging from $.10 to $1.00, and having a total fair value of approximately $1,616,550. The options were immediately exercised. The transactions have been recorded as a deferred consulting expense and will be amortized over the life of the agreements. As of December 31, 2002, the Company has recorded a deferred consulting expense of $210,938 and expensed $109,063 for amortization in relation to this agreement. Additionally, the Company has recorded $1,296,550 for an impairment charge in relation to these agreements since the total fair value of the options issued for services was greater than the fair value of the services to be provided under the respective agreement.

During December 2002 the Company issued 150,000 shares of common stock to an unrelated party for cash based on a stock purchase agreement. The issuance was valued at $.01 per share, which was less than the fair market value of the Company trading common stock on the grant date.

Also during December 2002, the Company issued 200,000 options to purchase 200,000 shares of the Company's common stock to a stockholder for payment on a consulting agreement of twenty-four months. The options were issued at an exercise price of $.25, and having a fair value of approximately $48,278. The options were immediately exercised. The transaction has been recorded as a deferred consulting expense and will be amortized over the life of the agreement. As of December 31, 2002, the Company has recorded a deferred consulting expense of $47,236 and expensed $1,042 for amortization in relation to this agreement.

On July 25, 2002, the Board of Directors and a majority of shareholders of the Company voted to effectuate a 100:1 reverse stock split of the Company's currently issued and outstanding shares of common stock. As a result of the reverse split, 36,699,191 common shares were retired and replaced by 366,992 common shares.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview
--------

The management of Trezac International Corporation endeavors to achieve a high rate of capital growth by acquiring significant holdings in non-cyclical, consumer businesses in Eastern Europe. The members of its Board of Directors will only consider the acquisition of companies that are fundamentally sound and are valued at an intrinsic discount to the Directors' estimate of their private market value.

Trezac's acquisition strategy is designed to create an independent agri-industrial holding company in Moldova. Moldova enjoys a favorable climate and good farmland. The country has no major mineral deposits. As a result, the economy depends heavily on agriculture, featuring fruits, vegetables, wine, and tobacco. Moldova must import all of its supplies of oil, coal, and natural gas, largely from Russia. Energy shortages contributed to sharp production declines after the breakup of the Soviet Union in 1991. As part of an ambitious reform effort, Moldova introduced a stable convertible currency, freed all prices, stopped issuing preferential credits to state enterprises, backed steady land privatization, removed export controls, and freed interest rates.

As the Company grows, managements' vision is to be involved in the production and distribution of a significant portion of the country's line of staple services and products. This includes: food products, e.g., oats, grains and livestock to breads, processed meats and poultry, to drinks such as fruit juice, beer, wine and alcohol, to energy such as propane gas, to over-the-counter medicines. Trezac's products and services will most likely touch most of the population throughout Moldova.

Management believes the key to success of the Company is a dedication to Western business disciplines instead of the management style and systems that still are used throughout much of Eastern Europe. The Company plans to achieve economies-of-scale by instituting modern management practices and consolidation at the executive levels. We plan to aggressively penetrate several market segments.
We have laid long-term plans to horizontally and vertically expand through acquisition and joint venture.

Trezac is poised to become an acquisition parent company operating in the U.S., and Eastern Europe. The Company works through banks, auditing firms and investment banking groups to identify and acquire undervalued opportunities for development and capitalization. The focus in each acquisition is on building sales, acquiring assets and positioning each subsidiary for sales to, or joint venture with, key market leaders.

     i) Trezac plans to take advantage of U.S. and Moldovian Government grants and loans to grow its revenues and assets.

     ii) Trezac's soybean development in conjunction with its Modovian acquisition is designed to enhance the nutrient feedstock value and derivative products in Eastern Europe.

Proposed Acquisition Activity - Phase One 2003:

First Acquisition: On January 22, 2003, the Company entered into a stock purchase agreement with Millagro SRL, a Moldovian corporation and the shareholders of Millagro. The completion and closing of the Agreement is subject to an audit of Millagro's revenues and assets for fiscal year 2002 and audited financial statements for Millagro fiscal year 2003 that meet certain benchmarks. Pursuant to the terms of the Agreement, the Company will acquire all of the issued and outstanding shares of capital stock of Millagro from the Millagro Shareholders in exchange for newly issued shares of the Company's common stock valued in United States Dollars at two and a half (2.5) times Millagro's audited cash revenues for fiscal year 2002. Millagro is a leader in developing high-quality competitively-priced farm products and in supplying them to growers. The Company provides livestock farmers with well-balanced nutritional feeds. They also produce seeds of all types for Moldova's farming community as well as customers throughout Eastern Europe. Milagro's Research and Development facility works on agricultural growth, breeding operations and government approval of new sorts of seeds, including wheat, sunflower and grass cultivation. As part of the Acquisition, at the closing, the Company's Board of Directors will appoint Octavian Chiriac, and Serguei Melnik as members of the Company's Board of Directors and Iurie Bordian as Chief Financial Officer and a member of the Company's Board of Directors.

Second Planned Acquisition: A Moldovian corporation which produces its own butane and propane. This Company was established in December 1995 and is the main importer and supplier of propane and butane gas in Northern Moldova. Its wholesale and retail customers include both corporate and residential facilities. Since Moldova does not produce its own butane and propane, this company has contracts with Russia's main gas providers, including Gazprom, Itera Group and LukOil, to distribute fuel to its customers.

Third Acquisition: A Moldovian meat processing company. Its brand name is established throughout the region since the company was founded in 1904. This company had its largest growth boom when it was the main meat supplier for the Soviet Army; it still is one of the main suppliers for the Russian military forces. This company is the largest processed meats company in Moldova and also exports its branded meats throughout much of Europe.

Fourth Acquisition: A Modovan bakery. This Company is a main producer of breads and other baked goods. The company's products are also exported throughout Europe to markets such as Germany, Israel and the Czech Republic.

Eastern Europe has significant agricultural production potential that can significantly increase the European Union's output. The combined GNP of astern Europe's countries was less than 4% of that of the EU. On the other hand, Eastern Europe's agricultural areas is 45% of the EU's and, more importantly, agricultural output is more than 30% of the entire EU.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Results of Operations. During the fiscal year ended December 31, 2002, we had limited operations, and therefore, we believe that a comparison of the results of operations of the Company's predecessor for the fiscal year ended December 31, 2001 has limited value for evaluating trends or as a basis for predicting future results.

The Company's financial statements for the year ended December 31, 2002 have been prepared on a going concern basis, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss from operations of $8,372,068 versus a net loss of $1,264,814 for the same period last year. Since inception, we had a negative cash flow from operating activities of $582,499, a working capital deficiency of $452,461 and a stockholders' deficiency of $277,311. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. These losses resulted primarily from initial research and development costs associated with start-up operations, professional and consulting fees, and the issuance of the Company's common stock for services. (See Financial Footnote 10 "Going Concern.")

Even though we did not have any revenues for the year ended December 31, 2002, we expect future revenue as we begin to develop and implement our acquisition strategies, increase consumer understanding and awareness of our products and implement our business model. Our growth is significantly dependent upon our ability to make acquisitions. Our main priorities relating to revenue are:
(1) to develop market awareness of our products and services through our strategic marketing plan, (2) to obtain customers, (3) to accomplish technological economies of scale, and (4) to streamline and maximize efficiencies in our system implementation model.

General and administrative costs.

General and administrative costs were $7,907,952 for the year ended December 31, 2002, as compared to $1,255,861 for the same period last year. The costs were a direct result of the development of the business model and continued increase of professional and consulting fees. With respect to stock-based compensation of consultants and other non-employees, included in General and administrative costs resulted in charges to operations of $7,103,937 and $401,869 for the years ended December 31, 2002 and 2001. The Company also had stock-based compensation, a portion of which was recorded as capitalized prepaid consulting fees of $303,171 and $101,970 as of December 31, 2002 and 2001 (See Financial Footnote 3).

Interest expense was $600,106 and $12,960 for the years ended December 31, 2002 and 2001.

Liquidity and Capital Resources.

The Company had authorized 100,000,000 shares of $.0001 par value common stock. In January 2002, the Board of Directors approved an amendment to the articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 500,000,000.

As of December 31, 2001, our current assets exceeded our current liabilities by approximately $154,404. As of December 31, 2002, our current liabilities exceeded current assets by approximately $452,461.

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

On January 31, 2002, the Company entered into a securities sale agreement with a group of investors providing for the issuance of 12% secured convertible debentures in the aggregate principal amount of $500,000 due January 31, 2003 at a conversion price calculated at the time of conversion for the aggregate consideration of $500,000 and warrants to purchase 10,000 shares of common stock, exercisable at the lesser of $5.70 or the average of the lowest three trading prices during the 20-day period prior to exercise, expiring January 31, 2005. On January 31, 2002, the Company received $250,000 and issued warrants to purchase 5,000 shares of common stock valued at $97,500 to be expensed as loan fees over the length of the note. All assets of the Company secure the debentures. Interest is payable on dates at the option of the holder. We closed our debenture offering in September, 2002. The debentures are convertible into shares of common stock at the lesser of $7.50 per share or 50% of the market price of the Company's common stock for the average of the lowest three trading prices during the 20-day period prior to conversion.

As of December 31, 2002, none of these debentures have been converted. The Company recorded $250,000 as interest expense for the beneficial conversion feature related to the debentures issued on January 31, 2002. The amounts due in January 2003 were not repaid and the Company is currently working out a payment plan with the group of investors to repay the convertible debentures.

In order to provide additional working capital and financing for the Company's expansion, the Company entered into convertible debenture agreements with four accredited investors ("the Purchasers") on May 31, 2002 whereby the Purchasers acquired an aggregate of $50,000 of the Company's 15% Convertible Debentures, due May 31, 2003. As of December 31, 2002, none of these debentures have been converted. The Company issued warrants to purchase 980 common shares valued at $33,296, to be expensed as loan fees over the length of the notes. The warrants are exercisable immediately, and have a life of three years. The Company also recorded $50,000 as interest expense for the beneficial conversion feature related to these debentures.

The warrants issued in connection with the debentures are exercisable over the next three years at variable exercise prices based upon the trading price of the common stock at the time of exercise, which price may be adjusted from time to time under certain anti-dilution provisions. The shares of common stock into which the debentures may be converted and the shares of common stock issuable upon exercise of the warrants are being registered pursuant to a registration statement. Under Rule 144, these shares are restricted until September, 2003, one year from when we closed the offering.

In order to provide additional working capital and financing for the Company's expansion, the Company entered into convertible debenture agreements with four accredited investors (the "Purchasers") on September 30, 2002 whereby the Purchasers acquired an aggregate of $150,000 of the Company's 12% Convertible Debentures, due September 30, 2003. As of December 31, 2002, none of these debentures have been converted. The Company issued warrants to purchase 300,000 common shares valued at $1,642, to be expensed as loan fees over the length of the notes. The warrants are exercisable immediately, and have a life of three years. The Company recorded $150,000 as interest expense for the beneficial conversion feature related these debentures for the three months ended September 30, 2002.

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

ITEM 7.  FINANCIAL STATEMENTS











                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
                        (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2002

                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
                        (A DEVELOPMENT STAGE COMPANY)


                                 CONTENTS
                                 --------


CONTENTS



PAGE F-2        CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2001

PAGE F-3        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD FROM AUGUST 2,
                2000 (INCEPTION) TO DECEMBER 31, 2002

PAGES F-4-12    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DEFICIENCY) FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION)
                TO DECEMBER 31, 2002

PAGES F-13-14   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD FROM
                AUGUST 2, 2000 (INCEPTION) TO DECEMBER 31, 2002

PAGES F-15-38   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,
                2002


                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
                        (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                                   ASSETS
                                   ------
                                                    December 31,  December 31,
                                                        2002          2001
                                                    ------------  ------------
CURRENT ASSETS
 Deposits                                           $          -  $        250
 Employee receivables                                     43,751             -
 Deferred offering costs                                       -       320,000
 Prepaid expenses                                        339,820       108,970
                                                    ------------  ------------
   Total Current Assets                                  383,820       429,220

Equipment, net of accumulated depreciation                 7,532        10,239
Equity investment                                         42,115         8,115
Notes and interest receivable, related party             125,503        44,007
Other intangibles                                              -         6,999
                                                    ------------  ------------
TOTAL ASSETS                                        $    558,721  $    498,580
------------                                        ============  ============

              LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
              -------------------------------------------------
CURRENT LIABILITIES
 Accounts payable                                   $    126,325  $     92,769
 Accrued expenses                                        126,124        76,002
 Convertible debentures                                  522,833             -
 Notes payable - related party                            60,750       106,045
                                                    ------------  ------------
   Total Current Liabilities                             836,032       274,816
Long-Term Debt - Related Party                                 -       100,000
                                                    ------------  ------------
TOTAL LIABILTIES                                         836,032       374,816
----------------                                    ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY) EQUITY
 Common stock, $.0001 par value, 500,000,000 shares
  authorized, 5,025,233 and 184,180 shares issued
  and outstanding at December 31, 2002 and 2001,
  respectively                                               502            18
 Additional paid-in capital                           10,298,800     2,328,291
 Subscription receivable                                (540,000)     (540,000)
 Deficit accumulated during development stage        (10,036,613)   (1,664,545)
                                                    ------------  ------------
   Total Stockholders' (Deficiency) Equity              (277,311)      123,764
                                                    ------------  ------------
TOTAL LIABILTIES AND STOCKHOLDERS' (DEFICIENCY)
   EQUITY                                           $    558,721  $    498,580
-----------------------------------------------     ============  ============


       See accompanying notes to consolidated financial statements.
                                    F-2

                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
                        (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS

                               For the Year  For the Year  For the Period from
                                  Ended         Ended        August 2, 2000
                               December 31,  December 31,    (Inception) to
                                   2002          2001       December 31, 2002
                               ------------  ------------  -------------------
REVENUE                        $          -  $          -  $                 -
                               ------------  ------------  -------------------

OPERATING EXPENSES
 General and administrative
   expense                        7,907,952     1,255,861            9,562,952
 Depreciation                         2,707         2,708                6,007
                               ------------  ------------  -------------------
   Total Operating Expenses       7,910,659     1,258,569            9,568,959
                               ------------  ------------  -------------------
LOSS FROM OPERATIONS             (7,910,659)   (1,258,569)          (9,568,959)
                               ------------  ------------  -------------------

OTHER INCOME (EXPENSE)
 Gain on extinguishments of debt     87,397             -               87,397
 Interest income                     51,300         9,856               61,156
 Interest expense                  (600,106)      (12,960)            (613,066)
 Loss on equity investment                -        (3,141)              (3,141)
                               ------------  ------------  -------------------
   Total Other Income (Expense)    (461,409)       (6,245)            (467,654)
                               ------------  ------------  -------------------
NET LOSS                       $ (8,372,068) $ (1,264,814) $       (10,036,613)
--------                       ============  ============  ===================

NET LOSS PER SHARE - BASIC AND
 DILUTED                       $      (7.83) $     (34.46) $            (19.66)
                               ============  ============  ===================

WEIGHTED AVERAGE SHARES
 OUTSTANDING - BASIC AND
 DILUTED                          1,068,743        36,701              510,456
                               ============  ============  ===================

         See accompanying notes to consolidated financial statements.

                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
      FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO DECEMBER 31, 2002
      -------------------------------------------------------------------

                                                        Deficit
                                                      Accumulated
                             Additional                 During
             Common Stock      Paid-In  Subscriptions Development
   Date     Shares   Amount    Capital    Receivable     Stage        Total
---------- --------  ------  -----------  ---------  ------------  -----------
Balance,
Aug 2,2000
                     $    -  $         -  $       -  $          -  $         -

Stock issued
for compensation
at $.10 per share
 9/5/2000   200,000    20.0       19,980          -             -       20,000

Sale of common
stock at $50
11/13/2000    4,550     0.5      227,500          -             -      227,500

Stock issued for
compensation at $.10
per share
12/22/2000  745,950    74.6       74,520          -             -       74,595

Effect of reverse
acquisition
           (950,000)  (95.1)          95          -             -            -

Effect of reverse
acquisition
              1,548     0.2           15          -             -           15

Effect of reverse
acquisition
              2,689     0.3           27          -             -           27

Net loss for the period
                  -       -            -          -      (399,731)    (399,731)
---------- --------  ------  -----------  ---------  ------------  -----------
Balance,
Dec 31, 2000
              4,236       0      322,137          -      (399,731)     (77,594)

        See accompanying notes to consolidated financial statements.


                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
      FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO DECEMBER 31, 2002
      -------------------------------------------------------------------

Stock issued for
conversion of note
payable at $97
 3/20/2001      397       0       38,478          -             -       38,478

Stock issued for
services at $64
 3/20/2001    1,879     0.2      120,265          -             -      120,265

Stock assumed in
acquisition with
FCOM
 3/21/2001        -       -     (248,282)         -             -     (248,282)

Stock issued for services
at $11
 5/8/2001       531     0.1        5,844          -             -         5,844

Stock issued for services
at $21
 6/22/2001      250       0        5,250          -             -         5,250

Stock issued for services
at $16
 7/17/2001    1,313     0.1       21,000          -             -        21,000

Stock issued in lieu of
salary at $160
 7/17/2001    2,656     0.3      425,000          -             -       425,000

Stock issued for services
at $240
 7/23/2001      313       0       75,000          -             -       75,000

Stock issued for services
at $11
 7/23/2001      469       0        5,156          -             -        5,156

Stock issued to purchase
3,191.50 membership
interests in Ad Servers, LLC
at $9
 7/31/2001      250       0        2,250          -             -        2,250

        See accompanying notes to consolidated financial statements.

                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
      FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO DECEMBER 31, 2002
      -------------------------------------------------------------------

                                                        Deficit
                                                      Accumulated
                             Additional                 During
             Common Stock      Paid-In  Subscriptions Development
   Date     Shares   Amount    Capital    Receivable     Stage        Total
---------- --------  ------  -----------  ---------  ------------  -----------
Stock issued to purchase
24,250 membership interests
in Ad Servers, LLC and
100% of OACI at $9
 7/31/2001      313       0        2,813          -             -        2,813

Stock based compensation
for investment in OACI
                  -       -        1,563          -             -        1,563

Stock options exercised at
$12 less escrow fees of
$1,756
  9/6/2001      625     0.1        5,744          -             -        5,744

Stock issued for services
at $1
  9/7/2001    1,250     0.1        1,250          -             -        1,250

Stock options exercised
at $5.6 less escrow fees
of $614
 9/17/2001      469       0        2,011          -             -        2,011

Stock options exercised
at $3.5 less escrow fees
of $614
 9/28/2001      750     0.1        2,011          -             -        2,011

Effect of reverse stock
split
 9/28/2001      127       0            1          -             -            1


        See accompanying notes to consolidated financial statements.


                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
      FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO DECEMBER 31, 2002
      -------------------------------------------------------------------

Stock issued for services
at $9
10/10/2001   60,000     6.0      539,994   (540,000)            -            -

Stock issued for services
at $13
10/17/2001    2,500     0.3       32,500          -             -       32,500

Stock issued for services
at $13
10/19/2001   17,262     1.7      224,406          -             -      224,408

Stock options exercised at
$4 less escrow fees of $141
10/24/2001      150       0          459          -             -          459

Sale of common stock at
$4 less issuance costs of
$21,507
 11/6/2001   50,487     5.0      180,436          -             -      180,441

Stock issued for patent rights
at $7
 12/3/2001    1,000     0.1        7,000          -             -        7,000

Stock issued for services
at $7
 12/3/2001    9,400     0.9       65,799          -             -       65,800

Stock issued for services
at $16
 12/5/2001    1,400     0.1       22,400          -             -       22,400

Stock issued for deferred
offering costs at $7
12/20/2001   26,154     2.6      319,997          -             -      320,000

Stock based compensation
                  -       -      147,810          -             -      147,810
Net Loss
                  -       -            -          -    (1,264,814)  (1,264,814)
---------- --------  ------  -----------  ---------  ------------  -----------
Balance,
Dec 31, 2001
            184,180  $   18  $ 2,328,291  $(540,000) $ (1,664,545) $   123,764

        See accompanying notes to consolidated financial statements.

                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
      FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO DECEMBER 31, 2002
      -------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                        Deficit
                                                      Accumulated
                             Additional                 During
             Common Stock      Paid-In  Subscriptions Development
   Date     Shares   Amount    Capital    Receivable     Stage        Total
---------- --------  ------  -----------  ---------  ------------  -----------
Stock options exercised
for services at $54 less
escrow fees of $500
   1/15/02    1,500     0.2       80,500          -             -       80,500

Stock issued for services
at $23
    2/5/02    8,500     0.9      195,499          -             -      195,500

Sale of common stock at
$3 less issuance cost of
$7,449
    2/5/02   33,513     3.4      107,985          -             -      107,988

Stock issued for services
at $16
    3/5/02    2,000     0.2       32,000          -             -       32,000

Stock issued for services
at $17
    3/12/02   3,360     0.3       57,120          -             -       57,120

Stock based compensation
                  -       -      148,500          -             -      148,500

Stock options exercised
for services at $10
less escrow fees of $322
   4/30/02   32,500     3.3      324,675          -             -      324,678


        See accompanying notes to consolidated financial statements.



                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
      FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO DECEMBER 31, 2002
      -------------------------------------------------------------------


Stock issued for services
at $19
   4/30/02      500     0.1        9,495          -             -        9,495

Stock options exercised for
services at $10 less escrow
fees of $25
   5/17/02    2,500     0.3       24,975          -             -       24,975

Stock issued for services
at $54.5
   5/17/02      650     0.1       35,419          -             -       35,419

Stock options exercised for
services at $10 less escrow
fees of $15
   5/28/02    1,500     0.2       14,985          -             -       14,985

Stock options exercised for
services at $10 less escrow
fees of $109
   6/18/02   11,000     1.1      109,890          -             -      109,891

Stock options exercised for
services at $16 less escrow
fees of $110
   6/18/02   10,313     1.0      164,897          -             -      164,898

Stock options exercised for
services at $10 less escrow
fees of $25
   6/19/02    2,500     0.3       24,975          -             -       24,975

Stock options exercised for
services at $10 less escrow
fees of $49
   6/27/02    5,000     0.5       49,950          -             -       49,951

Stock options exercised for
services at $20 less escrow
fees of $49
   6/27/02    5,000     0.5       99,950          -             -       99,951

        See accompanying notes to consolidated financial statements.



                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
      FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO DECEMBER 31, 2002
      -------------------------------------------------------------------


Stock options issued for
services
                               3,358,307          -             -    3,358,307

Value of beneficial
conversion feature of
convertible debenture
                                 450,000          -             -      450,000

Warrants issued in
connection with equity
investment
                                  34,000                                34,000

Warrants issued with
convertible debenture
and stock issuances
                                  36,325          -             -       36,325

Stock options exercised for
services at $16 less escrow
fees of $30
    7/9/02     2,188    0.2       34,978          -             -       34,978

Stock issued for related
party note and interest
extinguishments at $1.5
   7/24/02    59,180    5.9       88,764          -             -       88,770

Stock issued for services
at $3.3
   8/19/02     3,000      -        9,900          -             -        9,900

Stock options issued for
services at $.01
    9/3/02     6,350      -           64          -             -           64

Stock issued for services
at $1.01
  10/11/02 1,875,000  187.5    1,893,563          -             -    1,893,750


        See accompanying notes to consolidated financial statements.

                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
      FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO DECEMBER 31, 2002
      -------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                        Deficit
                                                      Accumulated
                             Additional                 During
             Common Stock      Paid-In  Subscriptions Development
   Date     Shares   Amount    Capital    Receivable     Stage        Total
---------- --------- ------  -----------  ---------  ------------  -----------


Stock options exercised
for services at $.01
  10/11/02   500,000   50.0        4,950          -             -        5,000

Stock issued for services
$1.01
  11/15/02   210,000   21.0      212,079          -             -      212,100

Stock options exercised
for services at $.01
  11/15/02    50,000    5.0          495          -             -          500

Stock options exercised
for services at $1.00
  11/15/02    15,000    1.5       14,999          -             -       15,000

Stock options exercised
for services at $.50
  11/19/02   150,000   15.0       74,985          -             -       75,000

Stock options exercised
for services at $.10
  11/19/02 1,000,000  100.0       99,900          -             -      100,000

Stock options exercised
for services at $.25
  11/19/02   500,000   50.0      124,950          -             -      125,000


        See accompanying notes to consolidated financial statements.



                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
      FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO DECEMBER 31, 2002
      -------------------------------------------------------------------

Sale of stock for cash at
$.01 less issuing costs
of $28
  12/17/02   150,000   15.0        1,457          -             -        1,472

Stock options exercised for
services at $.25
  12/19/02   200,000   20.0       49,980          -             -       50,000

Net Loss                                          -    (8,372,068)  (8,372,068)
---------- --------- ------  -----------  ---------  ------------  -----------

BALANCE,
DEC 31, 2002
------------
           5,025,233 $  502  $10,298,800  $(540,000) $(10,036,613) $  (277,311)
           ========= ======  ===========  =========  ============  ===========


        See accompanying notes to consolidated financial statements.

                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                               For the Year  For the Year  For the Period from
                                  Ended         Ended        August 2, 2000
                               December 31,  December 31,    (Inception) to
                                   2002          2001       December 31, 2002
                               ------------  ------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                      $ (8,372,068) $ (1,264,814) $       (10,036,613)
 Adjustments to reconcile net
  cash used in operating
  activities:
  Depreciation                        2,707         2,708                6,007
  Stock based compensation from
   warrants issued with
   convertible debentures and
   stock issuances                  184,825       147,810              332,635
  Stock and options issued for
   services                       7,103,937     1,003,873            8,202,405
  Write-off of deferred
   offering costs                   320,000             -              320,000
  Impairment of licensing fees        6,999             -                6,999
  Gain on extinguishments of debt   (87,397)            -              (87,397)
  Beneficial conversion feature
   of convertible debt              450,000             -              450,000
  Loss on equity investment               -         3,141                3,141
 Changes in assets and liabilities:
  Deposits and employee receivables (43,501)       (5,681)             (53,607)
  Prepaid expenses                 (230,850)     (108,970)            (339,820)
  Interest receivable               (49,093)            -              (49,093)
  Accounts payable                   71,153        (5,624)              72,902
  Accrued expenses                   60,789       (27,392)             136,793
                               ------------  ------------  -------------------
   Net Cash Used in Operating
    Activities                     (582,499)     (254,949)          (1,035,648)
                               ------------  ------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity investment                         -        (4,630)              (4,630)
Purchase of equipment                     -             -              (13,539)
Notes receivable - related party    (70,000)      (19,837)            (104,151)
                               ------------  ------------  -------------------
  Net Cash Used In Investing
   Activities                       (70,000)      (24,467)            (122,320)
                               ------------  ------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/(payments of)
convertible debt                    522,833       (42,500)             480,333
Proceeds from notes payable and
line of credit                            -        29,803               29,803
Proceeds from notes payable -
related party                        60,750       100,000              160,750
Payments on notes payable -
related party                       (40,545)            -              (40,545)
Proceed from exercise of stock
options                                   -        13,350               13,350
Payment of stock option costs             -        (3,125)              (3,125)
Proceeds from sale of common
stock                               109,460       180,441              517,401
                               ------------  ------------  -------------------
  Net Cash Provided by
   Financing Activities             652,498       277,969            1,157,967
                               ------------  ------------  -------------------

NET INCREASE (DECREASE) IN CASH           -        (1,447)                   -

CASH - BEGINNING OF PERIOD                -         1,447                    -
                               ------------  ------------  -------------------

CASH - END OF PERIOD           $          -  $          -  $                 -
--------------------           ============  ============  ===================


        See accompanying notes to consolidated financial statements.

                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid for interest                         $         0  $          0
                                               ===========  ============

Income taxes paid                              $         0  $          0
                                               ===========  ============


NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------

During the year ended December 31, 2002, the Company issued warrants having a fair value of $34,000 in connection with its equity investment in AdServers.

During the year ended December 31, 2002, the Company's note receivable-related party was reduced by approximately $37,000 because the related party paid for day-to-day business expenses on behalf of the Company.

The Company issued 59,180 shares of common stock for a $100,000 note payable and $10,667 interest payable extinguishments to a stockholder during the year ended December 31, 2002. The shares were valued at $88,770, the fair market value of the Company's trading common stock on the grant date. The Company recognized a gain on debt extinguishments of $21,897.




        See accompanying notes to consolidated financial statements.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS
------ -----------------------------------------------------------------
     (A) ORGANIZATION AND BUSINESS OPERATIONS
     ----------------------------------------

     Trezac International Corporation, Inc. (formerly known as Trezac Corp.) (formerly known as MarketCentral.net Corp.) (the "Company") was incorporated in the state of Texas on December 28, 1987. The Company is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company is a development stage provider of products and services that enable publishers, advertisers, direct marketers and promotional merchants to market products and/or advertisements to Internet Service Providers (ISP) subscribers. The Company offers advertisers capabilities for advert delivery, targeting and audience tracking

     (B) PRINCIPLES OF CONSOLIDATION
     -------------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     (C) CASH AND CASH EQUIVALENTS
     -----------------------------

     Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

     (D) DEFERRED OFFERING COSTS
     ---------------------------

     The Company has charged all previously capitalized deferred offering costs
     to expense during the year ended December 31, 2002.   This  resulted  in a
     $320,000 charge to operations for the year ended December 31, 2002.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

     (E) EQUITY INVESTMENT
     ---------------------

     The Company accounts for its 24% investment in AdServersOnline, LLC ("AdServers") under the equity method.

     In August 2001, the Company entered into an asset purchase agreement to acquire 100% of Online Asset Courtesy, Inc. ("OACI"), whose only asset was 24,250 units of AdServers in exchange for 31,250 shares of the Company's common stock valued at $2,813 and a warrant to purchase 31,250 shares at $.10 for a period of three years valued at $1,563. The warrant was valued at fair market value using the Black-Scholes pricing model. Significant assumptions used were a risk-free interest rate of 4.04% and volatility of 453%. Also in August 2001, the Company acquired an additional 3,191.50 units of AdServers for 25,000 shares of the Company's common stock valued at $2,250. The Company purchased 1,851.85 additional units in December 2001 for $4,630.

     In January 2002, the Company issued warrants to certain partners of AdServers to purchase 200,000 shares of the Company's common stock at $0.24 per share, expiring in 2005 for the completion of the software system to be used to sell the Company's products and services under the joint marketing agreement. The fair market value of the warrants using the Black-Scholes pricing model of $34,000 was recorded as an additional contribution of capital to AdServers. Significant assumptions used were a risk-free interest rate of 4.50% and volatility of 413%.

     (F) EMPLOYEE RECEIVABLES
     ------------------------

     From time to time, the Company advances monies to the Chief Executive Officer to cover future business expenses. The receivables are non-interest bearing and the Company expects to either have day-to-day expenses paid out of these funds or receive these funds back from the Chief Executive Officer.

     (G) NOTES AND INTEREST RECEIVABLE, RELATED PARTY
     ------------------------------------------------

     From time to time during 2002 and 2001, the Company loaned the Chief Executive Officer monies at an interest rate of 8%. The principal and interest is due upon maturity, which is five years for all notes. The interest and notes have been included in Notes and Interest Receivable, Related Party in the accompanying balance sheets. The loans were made prior to the Sarbanes Oxley Act of 2002.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------


     (H) PROPERTY AND EQUIPMENT DEPRECIATION
     ---------------------------------------


     Property and equipment are recorded at cost less depreciation. Depreciation is provided for on the straight-line method over five years, the estimated useful life of the assets. Depreciation expense was $2,707 and $2,708 for the years ended December 31, 2002 and 2001, respectively.

     (I) FAIR VALUE OF FINANCIAL INSTRUMENTS
     ---------------------------------------

     The carrying amounts of employee receivables, accounts payable, accrued expenses, notes payable and convertible debt approximate fair value because of the short maturity of these items.

     (J) IMPAIRMENT OF LONG-LIVED ASSETS
     -----------------------------------

     The Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or
     fair value less cost to sell.   During  the year ended December 31, 2002,
     the Company determined that there were no long-lived assets that were impaired.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------


     (K) INCOME TAXES
     ----------------

     The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     (L) LOSS PER COMMON SHARE
     -------------------------

     The Company computes earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In computing basic and diluted loss per share for the years ended December 31, 2002 and 2001, common stock equivalents such as warrants and options were not included in the computation of weighted average shares because their inclusion would be anti-dilutive.

     (M) EMPLOYEE STOCK BASED COMPENSATION
     -------------------------------------

     The Company accounts for employee related stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations and elects the disclosure option of SFAS No. 123 "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company also records stock compensation expense for any options issued to non-employees using the fair value method prescribed in SFAS 123. The Company did not issue any options to employees during the years ended December 31, 2002 and 2001.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------


     (N) COMMON STOCK SPLITS
     -----------------------

     The Board of Directors declared a 16:1 reverse stock split effective September 28, 2001 and a 100:1 reverse split effective July 25, 2002. All per share amounts and number of shares outstanding in this report have been restated retroactively for the reverse stock split.

     (O) USE OF ESTIMATES
     --------------------

     In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

     (P) RECLASSIFICATION
     --------------------

     Certain amounts reported in the Company's financial statements for the year ended December 31, 2001 have been reclassified to conform to the current year presentation.

     (Q) RECENT ACCOUNTING PRONOUNCEMENTS
     ------------------------------------

     The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards.

     Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

(Q) RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
     -------------------------------------------

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. An earlier application was encouraged, the Company adopted SFAS 145 and accordingly has recorded the current year's gain on the extinguishment of debt in Other Income (Expense) in the accompanying Statements of Operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

(Q) RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
     -------------------------------------------

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

     Management does not expect the impact from these pronouncements to have a material impact on the Company's consolidated financial position or results of operations.


NOTE 2  ACQUISITION
------  -----------

     On March 21, 2001, FCOM, a reporting shell company, was acquired by the Company. The Company exchanged all of its issued and outstanding common stock, 741 A warrants and 741 B warrants exercisable at $8.00 and $16.00, respectively for 1,548 shares of the Company's common stock and acquired in a separate transaction from the majority stockholders of the Company an additional 122,535 shares of common stock in exchange for a $325,000 convertible debenture. The convertible debenture was convertible at 60% of the average market price of the Company's common stock for the 30 preceding days at the option of the debenture holder. Immediately upon completion of the acquisition, the Company was relieved of $233,280 of the debt by releasing the shares to the debenture holders. Due to the fact that following the acquisition, the stockholders of FCOM were in control of the combined entity, the acquisition is accounted for as though the Company is the accounting acquirer and the acquisition is treated as a recapitalization of the Company for accounting purposes. The operations of the Company are included in the financial statements beginning on March 21, 2001. The Company assumed $248,282 in debt in the transaction and has recorded this as a reduction of additional paid in capital.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------


NOTE 3  PREPAID EXPENSES
------  ----------------

     As of December 31, 2002, the Company recorded a deferred consulting expense of $303,171 net of a valuation write-down charge of $2,077,865 and a charge to operations for amortization of $1,131,546 for the year ended December 31, 2002, which are included in general and administrative expenses. The deferred asset represents the deferred portion of the fair value of stock and options issued to consultants for services that is being expensed over their respective lives. The valuation write-down charge during the year ended December 31, 2002 was recorded due to the fact that the total fair value of the options issued for services was greater than the fair value of the services to be provided under the respective agreements. The Company will continue to evaluate the recoverability of the unamortized portion of the deferred consulting expense in subsequent periods.

     As of December 31, 2002, the Company has recorded $18,669 in prepaid loan fees. Loan fees related to the Company's convertible debentures are being amortized over the life of the notes, which are one year. Amortization, which is included in interest expense in the accompanying statements of operations, related to these loan fees, was $115,156 for the year ended December 31, 2002.

     Additionally, prepaid expense as of December 31, 2002 contains prepaid professional fees of $17,980, which will be applied against future invoices.

     Prepaid expenses as of December 31, 2001 was comprised primarily of prepaid consulting fees amounting to $101,970.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------


NOTE 4  NOTES AND INTEREST RECEIVABLE - RELATED PARTY
------  ---------------------------------------------

     As of December 31, 2002, the Company has entered into nine note agreements with an officer/stockholder aggregating approximately $640,000, of which $540,000 is recorded as a subscription receivable in the accompanying balance sheets and $66,554 remains unpaid at December 31, 2002. The notes are unsecured, due at various dates during 2006 and 2007 and bear interest at 8% per annum with principal and accrued interest due at maturity. The Company has not loaned the officer/stockholder any amounts since February 2002 in accordance with the Sarbanes Oxley Act of 2002. In connection with the notes, the Company has recorded approximately $51,000 of interest income for the year ended December 31, 2002 in the accompanying statements of operations. Accrued interest receivable was $58,949 and $10,000 as of December 31, 2002 and 2001, respectively.


NOTE 5  NOTES PAYABLE - RELATED PARTY
------  -----------------------------

     The Company received loans from stockholders aggregating $60,750 on various dates during the year ended December 31, 2002. The notes are unsecured, mature in forty-five days from issuance date, and bear interest at 8% per annum with principal and accrued interest due at maturity. The notes were not repaid or extended at their maturity dates and are in default as of December 31, 2002. The Company is currently working out a payment plan with the stockholders to repay the notes.

     Interest expense for the related party notes payable has been recorded by the Company and is included in interest expense in the accompanying statements of operations.

     The  Company  also had  other  related  party  notes  payable  aggregating
     $206,045 as of December 31, 2001. Notes, with an aggregate value of $40,545, were repaid during the year ended December 31, 2002. Another note, with a value of $65,500, was forgiven during the year ended December 31, 2002 and has been recorded as a gain on extinguishment of debt in the accompanying statement of operations. Another note, with a value of $100,000, was satisfied with a stock issuance (See Note 7).

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 6  STOCK-BASED COMPENSATION
------  ------------------------

     The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees, which resulted in charges to operations of $7,103,937 and $401,869 for the years ended December 31, 2002 and 2001. The Company also had stock-based compensation, a portion of which was recorded as capitalized prepaid consulting fees of $303,171 and $101,970 as of December 31, 2002 and 2001 (See Note 3). In estimating the value of the above stock-based compensation, the Company used the Black-Scholes pricing model. The average risk-free interest rate used was 1.49%-4.75%, volatility was estimated at 261.96%-420.00%, the expected life was one year for the valuation of all options and warrants issued.

     The Company did not adopt the fair value method, in accordance with SFAS 123, with respect to employee related stock-based compensation. The Company continues to account for these under the "intrinsic value" method in accordance with APB 25. During the years ended December 31, 2002 and 2001, the Company did not issue any options to employees.



NOTE 7  STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT
------  -----------------------------------------

     The Company had authorized 100,000,000 shares of $.0001 par value common stock. In January 2002, the Board of Directors approved an amendment to the articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 500,000,000.

     On January 31, 2002, the Company entered into a securities sale agreement with a group of investors providing for the issuance of 12% secured convertible debentures in the aggregate principal amount of $500,000 due January 31, 2003 at a conversion price calculated at the time of conversion for the aggregate consideration of $500,000 and warrants to purchase 10,000 shares of common stock, exercisable at the lesser of $5.70 or the average of the lowest three trading prices during the 20-day period prior to exercise, expiring January 31, 2005. On January 31, 2002, the

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------


NOTE 7  STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT (Continued)
------  -----------------------------------------------------

     Company received $250,000 and issued warrants to purchase 5,000 shares of common stock valued at $97,500 to be expensed as loan fees over the length of the note. All assets of the Company secure the debentures. Interest is payable on dates at the option of the holder. The debentures are convertible into shares of common stock at the lesser of $7.50 per share or 50% of the market price of the Company's common stock for the average of the lowest three trading prices during the 20-day period prior to conversion. As of December 31, 2002, none of these debentures have been converted. The Company recorded $250,000 as interest expense for the beneficial conversion feature related to the debentures issued on January 31, 2002. The amounts due in January 2003 were not repaid and the Company is currently working out a payment plan with the group of investors to repay the convertible debentures.

     In order to provide additional working capital and financing for the Company's expansion, the Company entered into convertible debenture agreements with four accredited investors ("the Purchasers") on May 31, 2002 whereby the Purchasers acquired an aggregate of $50,000 of the Company's 15% Convertible Debentures, due May 31, 2003. As of December 31, 2002, none of these debentures have been converted. The Company issued warrants to purchase 980 common shares valued at $33,296, to be expensed as loan fees over the length of the notes. The warrants are exercisable immediately, and have a life of three years. The Company also recorded $50,000 as interest expense for the beneficial conversion feature related to these debentures.

     In order to provide additional working capital and financing for the Company's expansion, the Company entered into convertible debenture agreements with four accredited investors (the "Purchasers") on September 30, 2002 whereby the Purchasers acquired an aggregate of $150,000 of the Company's 12% Convertible Debentures, due September 30, 2003. As of December 31, 2002, none of these debentures have been converted. The Company issued warrants to purchase 300,000 common shares valued at $1,642, to be expensed as loan fees over the length of the notes. The warrants are exercisable immediately, and have a life of three years. The Company recorded $150,000 as interest expense for the beneficial conversion feature related these debentures for the three months ended September 30, 2002.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------


NOTE 7  STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT (Continued)
------  -----------------------------------------------------

     During   the  last  three  years,  the  Company  has  issued  unregistered securities as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder, or Regulation S where indicated. All recipients had adequate access, through their relationship with the Company, to information about the Company. The facts relied upon to make these exemptions available were that each of the issuances were made to a limited number of parties that were accredited investors and each of these parties were provided access to information regarding the Company or, through their relationship with the Company, were aware of the Company's activities.

     On or about September 14, 2000, the Company issued 560 shares of its common stock to a related party for consulting services. Such issuance was made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On March 20, 2001, the Company issued an aggregate of 1,879 shares of common stock for consulting services valued at $64 per share representing

     $120,265 in services. The Company issued 397 shares of common stock valued at $97 per share representing a $38,478 note payable converted to common stock to several consultants. Such issuance was made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On March 21, 2001 the Company issued 1,548 shares of the Company's common stock in exchange for all of the issued and outstanding shares of common stock of FCOM and 741 A warrants and 741 B Warrants to purchase shares of FCOM common stock. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On May 8, 2001 the Company issued 531 shares of the Company's common stock valued at $11 per share for $5,844 to several consultants in consideration for services rendered. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------


NOTE 7  STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT (Continued)
------  -----------------------------------------------------
     On June 22, 2001 the Company issued 250 shares of the Company's common stock as compensation for services rendered valued at $21 per share to several consultants. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On July 17, 2001 the Company issued 1,313 and 2,656 shares of the Company's common stock valued at $16.00 per share and $160 per share to an unrelated party in consideration for consulting services rendered to the Company. Such issuances were pursuant to the exemption provided in
     Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On July 23, 2001, the Company issued 313 and 469 shares of the Company's common stock valued at $240 and $11 per share for, respectively, to consultants for services rendered to the Company. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On July 31, 2001, the Company issued 250 shares of the Company's common stock to a related party valued at $9 per share, to purchase 3,191.50 membership interests in the related party. The Company also issued 313 shares of the Company's common stock valued at $9 per share to purchase 24,250 membership units in the related party and 100% of a second related party. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On September 6, 2001, the Company issued 625 shares of the Company's common stock upon the exercise of outstanding options by an unrelated party, which were exercised at $12 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On September 7, 2001, the Company issued 1,250 shares of the Company's common stock valued at $1 for services rendered by several consultants. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 7  STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT (Continued)
------  -----------------------------------------------------

     On September 17, 2001, the Company issued 469 shares of the Company's common stock upon the exercise of outstanding options which were exercised at $5 per share by an unrelated party and on September 28, 2001 the Company issued 750 shares of the Company's common stock upon the exercise of outstanding options by an unrelated party which were exercised at $3.50 per share. Such issuances were pursuant to the exemption provided in
     Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     Also in September, the Company approved a reverse stock split of the Company's common stock at the rate of 16 to 1 for stockholders of record on September 27, 2001. In connection with the reverse split, the Company issued 127 shares of common stock in order to prevent the issuance of fractional shares.

     On October 10, 2001, the Company issued 60,000 shares of the Company's common stock to the Company's Chief Executive Officer, valued at $.90 per share in exchange for a promissory note in the amount of $540,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On October 12, 2001, the Company executed a stock purchase agreement with an unrelated party, pursuant to which the Company may sell to offshore investors, up to 84,000 shares of the Company's restricted common stock. Pursuant to the stock purchase agreement, the Company agreed to sell to purchasers in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States shares of the Company's restricted common stock at a purchase price equal to 40% of the reported bid price of the Company's common stock as quoted on the OTC Bulletin Board for the five trading days preceding the date of purchase. As of March 15, 2002, the Company has issued 84,000 shares of the Company's common stock to investors designated by the unrelated party at prices ranging from $3.20 to $5.00 per share. Such issuances were made pursuant to the exemption provided in Regulation S of the Securities Act.

     On October 17, 2001 and February 5, 2002, the Company issued 2,500 and 8,500 shares to a related party of the Company's common stock valued at $13 and $23 per share, respectively, as compensation for services rendered to the Company. Such issuances were pursuant to the exemption provided in
     Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 7  STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT (Continued)
------  -----------------------------------------------------

     On October 17, 2001, the Company issued a three-year warrant to one individual to purchase 5,000 shares of the Company's common stock exercisable at 120% of the closing bid of the Company's common stock on October 16, 2001, $1.00 per share. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.
     On October 19, 2001, the Company issued 17,262 shares of the Company's common stock upon the conversion of outstanding debt by a related party in the aggregate amount of $224,408. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On October 19,  2001  the  Company  issued  a  three  year  warrant to one individual to purchase 300,000 shares of the Company's common stock exercisable at $14.00 per share and on October 24, 2001 the Company issued warrants to two individuals to purchase, pursuant to a consulting agreement, an aggregate of 100,000 shares of the Company's common stock exercisable at $14.00 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On October 24, 2001, the Company issued 150 shares of the Company's common stock upon the exercise of outstanding options by an unrelated party, which were exercised at $4.00 per share. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On November 8, 2001, the Company issued a warrant to one individual to purchase 10,000 shares of the Company's common stock at an exercise price of $1.00 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On December 3, 2001, the Company issued 1,000 shares of the Company's common stock to AdServersOnline for patent rights valued at $7,000. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     On December 3, 2001, the Company issued 9,400 shares of common stock to an unrelated party valued at $7 per share for services rendered to the Company. Such issuances were made pursuant to the exemption provided in
     Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 7  STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT (Continued)
------  -----------------------------------------------------

     On December 20, 2001, the Company issued 26,154 shares of the Company's common stock valued at $320,000 to several companies for deferred offering costs related to an investment agreement. Such issuances were made pursuant to the exemption provided in

     Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     In December 2001 and January 2002 the Company issued 2,000 warrants to an entity to purchase the Company's common stock at prices ranging from $9.60 to $1.50 per share which warrants have since been cancelled. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     In January 2002, the Company entered into a three-month consulting agreement with an unrelated party for strategic and company development consulting in exchange for $33,750 and 3,000 shares of common stock valued at $55,000.

     In January 2002, the Company issued warrants to certain partners of AdServers to purchase 2,000 shares of the Company's common stock at $24 per share, expiring in 2005 for the completion of the software system to be the used to sell the Company's products and services under the joint marketing agreement. The fair market value of the warrants of $34,000 was recorded as an additional capital contribution to AdServers. As of December 31, 2002, the development of the software system is still in the application stage, as defined by SOP 98-1. The value of the warrants is included in Equity Investment in the accompanying balance sheets.

     In April 2002, the Company amended the Registration Statement of Form S-8, filed on December 4, 2001 with the Securities and Exchange Commission. The Post-Effective Registration Statement will register and issue into the existing 2001 Stock Option Plan an additional 40,000 shares.

     In April 2002, the Company entered into a consulting agreement with an unrelated party for introductions to European ISP companies and related due diligence for a term of 6 months in exchange for a stock option to purchase 30,000 shares of the Company's common stock at $10 having a total fair value of $284,963. The stock option was immediately exercised as payment for a $300,000 invoice related to this agreement. The Company has expensed the full $284,963 to operations as of December 31, 2002.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 7  STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT (Continued)
------  -----------------------------------------------------


     In May 2002, the Company entered into a one year consulting agreement with an unrelated party for business advisory services in exchange for the option to purchase 2,500 shares of the Company's common stock at an exercise price of $10, and having a fair value of $132,474. The stock option was immediately exercised as payment in full for a $25,000 invoice. The transaction was recorded as deferred consulting expense and will be amortized over the life of the agreement. The Company has expensed the full $132,474 to operations as of December 31, 2002.

     Also, in May 2002, the Company entered into a six-month consulting agreement with a related party for accounting and SEC reporting services in exchange for the option to purchase 1,500 shares of the Company's common stock at an exercise price of $10, and having a fair value of $64,486. The stock option was immediately exercised. The Company has expensed the full $64,486 to operations as of December 31, 2002.

     During June 2002, the Company entered into seven six-month consulting agreements, one with a related party and the remaining six with unrelated parties, in exchange for the options to purchase 38,500 shares of the Company's common stock at exercise prices ranging from $10 to $20. The stock options were all exercised immediately. The fair value of these option issuances totaled $724,349. The Company has expensed the full $724,349 to operations as of December 31, 2002.

     On July 24, 2002, the Company issued 59,180 shares of common stock at $1.50 per share for extinguishment on $110,667 of related party notes payable and accrued interest. The stock issuance was valued at the fair market value on the grant date. The Company recorded a gain on the extinguishment of $21,897 during the year ended December 31, 2002.

     During July 2002, the Company's Board of Directors authorized the creation of 25,000,000 shares of preferred stock, $.0001 par value per share. As of December 31, 2002, the Company had not issued any preferred stock.

     During August 2002, the Company issued 3,000 shares of common stock at $3.30 per share for a three-month consulting agreement. The fair value of the issuance of $9,900 was amortized over the life of the agreement. The Company has expensed the full $9,900 to operations as of December 31, 2002.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 7  STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT (Continued)
------  -----------------------------------------------------

     During October 2002, the Company issued 1,875,000 shares of common stock at $1.01 per share, the fair value of the Company's trading common stock on the grant date, for employment services to the Chief Executive Officer in accordance with an employment agreement. The Company expensed the full amount of $1,893,750 during the year ended December 31, 2002.

     Also during October 2002, the Company issued 500,000 options to purchase 500,000 shares of the Company's common stock to an unrelated party for a twenty-four month consulting agreement. The options were issued at an exercise price of $.01, and having a fair value of $482,765. The options were immediately exercised. The transaction has been recorded as a deferred consulting expense and will be amortized over the life of the agreement. As of December 31, 2002, the Company has recorded a deferred consulting expense of $37,500 and expensed $12,500 for amortization in relation to this agreement. Additionally, the Company has recorded $432,765 for an impairment charge in relation to this agreement since the total fair value of the options issued for services was greater than the fair value of the services to be provided under the respective agreement.

     During November 2002 the Company issued 210,000 shares of common stock at $1.01, the fair value on the grant date, to two unrelated parties for full payment of consulting invoices. The Company expensed the full amount of $212,100 during the year ended December 31, 2002, which valued at the Company's closing price on the grant date.
     Also during November 2002, the Company issued 1,715,000 options to purchase 1,715,000 shares of the Company's common stock to various stockholders for payment on consulting agreements ranging from twelve months to twenty-four months. The options were issued at exercise prices ranging from $.10 to $1.00, and having a total fair value of approximately $1,616,550. The options were immediately exercised. The transactions have been recorded as a deferred consulting expense and will be amortized over the life of the agreements. As of December 31, 2002, the Company has recorded a deferred consulting expense of $210,938 and expensed $109,063 for amortization in relation to this agreement. Additionally, the Company has recorded $1,296,550 for an impairment charge in relation to these agreements since the total fair value of the options issued for services was greater than the fair value of the services to be provided under the respective agreement.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 7  STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT (Continued)
------  -----------------------------------------------------

     During December 2002 the Company issued 150,000 shares of common stock to an unrelated party for cash based on a stock purchase agreement. The issuance was valued at $.01 per share, which was less than the fair market value of the Company trading common stock on the grant date.

     Also during December 2002, the Company issued 200,000 options to purchase 200,000 shares of the Company's common stock to a stockholder for payment on a consulting agreement of twenty-four months. The options were issued at an exercise price of $.25, and having a fair value of approximately $48,278. The options were immediately exercised. The transaction has been recorded as a deferred consulting expense and will be amortized over the life of the agreement. As of December 31, 2002, the Company has recorded a deferred consulting expense of $47,236 and expensed $1,042 for amortization in relation to this agreement.

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


NOTE 8 COMMITMENTS AND CONTINGENCIES
------ -----------------------------

     (A) ASSET ACQUISITION
     ---------------------


     On May 6, 2001, the Company entered into an asset purchase agreement with a Panamanian corporation ("the Seller"). Under the terms of the agreement, the Company purchased the sole assets of the Seller. The assets of the Seller included Uniform Record Locator (URL), Website including HTML, Java, JavaScript, Graphics in both SOURCE and WEB formats, Operating object code in Flash for the CasusCards.com system, System Documentation, and Business Plans and Marketing Plans. The purchase price for the assets was $100,000 to be paid as restricted common shares of the Company. The Company and the Seller have since cancelled the agreement.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 8 COMMITMENTS AND CONTINGENCIES (Continued)
------ -----------------------------------------

     (B) LICENSE AGREEMENT
     ---------------------


     On May 7, 2002, the Company entered into a new license agreement with a Costa Rican corporation. Based on the terms of the agreement, the Costa Rican corporation, at the direction of its directors, will license the Company to utilize certain proprietary technology in connection with another corporation and associated services. The Company will have an exclusive license for one year, and nonexclusive rights for an additional seven years to represent the other corporation. The parties agree that for full consideration for the license a nonrefundable operating fee shall be payable to the Company directed by the Costa Rican corporation on the basis of revenue from the other corporation's operations. The purchase of the license will be made with 1,000 common shares of the Company's common stock delivered as restricted under rule 144 as full payment. Management will value the license fee and the stock at $50,000 each. The license fee shall be equal to 0.5% of the gross revenue of the other corporation generated by all USA based merchants during the first year and 0.25% of the gross revenue during the subsequent seven years. As of December 1, 2002, no stock has been issued nor were any services performed under this agreement.

     In relation to the above new license agreement, the Company entered into a one year consulting agreement with a consultant. The agreement became effective on May 8, 2002. the consultant agreed to monitor the other corporation's operations at the Company's head offices, provide oversight of all business operations that involve the Company's clients in the United States, and provide the other corporation's expertise to the Company as required when liaisoning with the Company's clients with respect to the other corporation's products and services. The consideration for this consulting agreement was the option to purchase 2,500 shares of the Company's common stock.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 8 COMMITMENTS AND CONTINGENCIES (Continued)
------ -----------------------------------------

     (C) INVESTMENT AGREEMENT
     ------------------------

     In December 2001, the Company entered into an investment agreement to sell up to 65,000,000 shares of the Company's common stock having an aggregate purchase price of $10,000,000 over a four-year period beginning upon a registration statement being declared effective. The Company decides the number of shares to sell during a 10-day period each quarter. The purchase price of the shares is subject to certain limitations based on the market price and trading volume of the Company's common stock. The Company paid a placement fee and an advisory fee equal to 5% to the sales purchase amounts. The Company issued 865,384 shares of common stock valued at $112,500 as an advisory fee, 288,461 shares of common stock valued at $37,500 as a commitment fee, 1,153,846 shares of common stock valued at $150,000 as a placement fee and 307,692 shares of common stock valued at $20,000 for legal fees. These fees were recorded as deferred offering costs as of December 31, 2001.

     During the year ended December 31, 2002, the Company recorded a $320,000 charge to operations related to these fees since the sale was never completed and the agreement was terminated.

     (D) JOINT MARKETING AGREEMENT
     -----------------------------

     In July 2001 the Company entered into a joint marketing agreement with AdServers to act as the non-exclusive sales representative for the Company's products and services for a period of three years and may be automatically renewed for successive one-year periods. The Company shall pay commissions of 20% or 50% on net revenues generated from the sale of the Company's non-primary and primary products and services, respectively. Since no revenues have been generated through December 31, 2002, no commissions have been paid.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 8 COMMITMENTS AND CONTINGENCIES (Continued)
------ -----------------------------------------

     (E) STOCK SALE AGREEMENT
     ------------------------

     In October 2001, the Company entered into a stock sale agreement with an international company to sell up to 84,000 restricted shares of common stock. The Company also agreed to issue three-year warrants to purchase 50,000 shares of common stock at 120% of the closing bid price prior to the date funding is received for every $50,000 funded. During the year ended December 31, 2001, the Company sold 50,487 shares of common stock for $180,441 and issued 150,000 warrants. During the year ended December 31, 2002, the Company sold 33,513 shares of common stock for $107,988. Additionally, the Company issued 3,360 shares of common stock for consulting fees related to this agreement valued at $57,120 and fully expensed during the year ended December 31, 2002 to operations.

     (F) LITIGATION
     --------------

     During November 2001, a complaint was filed in the District Court of Denver County, Colorado against the Company and certain other parties. The complaint has alleged, among other things, that the defendants induced the plaintiff to invest the sum of $50,000.00 through a series of false statements and omissions of material facts. The complaint alleges that the defendants' actions constitute statutory and common-law fraud and concealment, as well as negligent misrepresentation. The Company is vigorously contesting this complaint and believes the complaint is without merit. Resolution is not expected to occur quickly and thus the outcome cannot presently be predicted. It is the opinion of management that the ultimate resolution of this complaint will not materially affect the Company's consolidated financial position and, therefore has not recorded a contingent liability in the accompanying financial statements. In connection with the complaint, the Company asserted a third-party complaint against one of the other defendants in the Denver District Court. The defendant counterclaimed, asserting claims for unpaid compensation and breach of contract (among other claims). The Company moved to stay the litigation and to have the Denver District Court order the parties to arbitration. The Denver District Court denied the Motion to Stay and Ordered the parties to Trial. The Company has since appealed the Order to Trial. The Company is vigorously contesting this counterclaim and believes the counterclaim is without merit. Resolution is not expected to occur quickly and thus the outcome cannot presently be

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 8 COMMITMENTS AND CONTINGENCIES (Continued)
------ -----------------------------------------

     predicted. It is the opinion of management that the ultimate resolution of this counterclaim will not materially affect the Company's consolidated financial position and, therefore has not recorded a contingent liability in the accompanying financial statements.

     During March 2002, a third party filed a complaint against the Company, in the Arapahoe County District Court. After service of the complaint, the Company and the plaintiff settled the litigation. In connection with the settlement, the Company has recorded $40,000 to operations during the year ended December 31, 2002.



NOTE 9  LINE OF CREDIT
------  --------------


     The Company had a $5,000 revolving line of credit with a bank during the year ended December 31, 2002 and 2001. As of December 31, 2002, the line of credit was canceled and all amounts were paid to the bank.



NOTE 10  GOING CONCERN
-------  -------------


     The Company's financial statements for the year ended December 31, 2002 have been prepared on a going concern basis, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss from operations of $8,372,068 since inception, a negative cash flow from operating activities of $582,499, a working capital deficiency of $452,461 and a stockholders' deficiency of $277,311. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------


NOTE 11  SUBSEQUENT EVENTS
-------  -----------------

     On January 22, 2003, the Company entered into a Stock Purchase Agreement ("the Agreement") with Millagro SRL, a company doing business in the Republic of Moldova, ("the acquiree") whereby the Company will acquire 100% of the ownership interests in the acquiree for a total consideration given by Trezac of $8,250,000. The consideration will be paid by the Company's issuance of Rule 144 restricted shares of common stock on the effective date of the agreement. Generally accepted accounting principles in the United States of America require that the company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result of the exchange, Millagro SRL will become the majority shareholder and accordingly the accounting acquirer and the transaction will be treated as a reverse acquisition and recapitalization of Millagro SRL.

     In February 2003, the Company entered into two separate Officer and Director Agreements with the Chief Executive Officer and a Director of the Company. The agreements have terms of three years commencing on January 9, 2003. The agreements require the Company to pay to the Chief Executive Officer and the Director 2,108,781 and 1,917,074 common shares restricted under Rule 144, respectively, upon the completed acquisition of Millagro SRL. Additionally, the agreements require the Company to pay the Chief Executive Officer $150,000 for each of the three years and pay the Director $110,000 for each of the three years.

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

     On August 9, 2002, the Company filed a Current Report on Form 8-K that they received a letter of resignation from A.J. Robbins, P.C., its principal independent accountant.

     In July 2002, the Company verbally ended the relationship with AJ. Robbins, principally, as a result of the moving of the Company's corporate offices to Florida. AJ. Robbins accepted the termination at that time, and prepared a draft of its letter to the SEC acknowledging the termination for review by the Company and its attorneys.

     On October 4, 2002, the Company filed a Current Report on Form 8-K that we engaged Weinberg & Company, PA, as its independent public accountants.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

     Our directors and executive officers are as follows:


Name                   Age                         Title
-------------          ----  ------------------------------------------------

Paul R. Taylor        44     Chairman, President, Secretary and Treasurer
Esper Gullatt, Jr.    49     Director


     Our directors holds office until the next annual meeting of our stockholders or until their successors are duly elected and qualified. Our executive officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the principal occupation and business experience of our director and executive officer for at least the last five years.


WORK BACKGROUND
---------------

Paul Taylor - Chairman, Chief Executive Officer, Secretary and Treasurer

Paul Taylor has served as our Chairman, Chief Executive Officer, Secretary, and Treasurer since April 2000. Since August 2000 Mr. Taylor has also served as a director of FCOM, Inc. From 1999 through 2000, Mr. Taylor worked for a venture capital firm in New York, E-nginuty LLC and from 1998 through 1999 worked for Traughtman Wasserman and Co., a New York broker-dealer. From 1995 to 1998, Mr. Taylor co-founded Hyde Park Advisors and served as a principal of Hyde Parks Advisors a NASDAQ member, broker dealer affiliate of Regency Capital Partners. From 1993 to 1995, Mr. Taylor served as a Senior Vice President of W. J. Nolan and Company; a New York based Bond Brokerage House. From 1990 to 1993, Mr. Taylor co-founded the BGL Offshore Fund.

On February 12, 2003, the Company entered into an Officer and Director Agreement with Mr. Taylor, to serve as Chairman and Chief Executive office for a three year term commencing January 9, 2003. (See Exhibit 10.25 "Officer and Director Agreement.")

Esper Gullant, Jr. - Director

Esper Gullant, Jr. was appointed a Director in the Company on January 9, 2003. Mr. Gullatt shall oversee and direct all activities related to the Auditing and Accounting processes of the Holding Company, as well as oversight of all Auditing and Accounting processes in the Company's subsidiaries. Mr. Gullatt, has served as a consultant to the Company since July, 2001. On January 9, 2003, he was appointed Director of the Company. For the period from October, 2000 through July, 2001, Mr. Gullatt worked for FCOM providing business development services. From March 1999 through October 2000, Mr. Gullatt worked for Telecom Wireless Corporation as Executive Vice President Business Operations. From July 1998 to March, 1999 Mr. Gullatt served as the Chief Executive Officer for Capstone Group Corporation located in Englewood Colorado and he served as the Chief Financial Officer for Data Cellular Computer Solutions from October 1995 through July, 1998.

In February, 2002, the Company entered into an agreement with Esper Gullatt, Jr. for a twelve month period whereby Mr. Gullatt's responsibilities include providing consulting services related to the financial preparation of MarketCentral.net Corp and/or our subsidiaries. For his services the Company agreed to issue to Mr. Gullatt a fee of 750,000 restricted shares of its common stock. On February 12, 2003, the Company entered into an Officer and Director Agreement with Mr. Gullant, for a three year term commencing January 9, 2003. (See Exhibit 10.26 "Officer and Director Agreement.")



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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, earned by or paid to Paul Taylor, our Chairman and Chief Executive Officer, for the year ended December 31, 2002. The "named executive officer" received perquisites and other personal benefits in addition to salary and bonus during the periods stated. Our president did not receive a salary and cash bonus in excess of $100,000 for services rendered during those fiscal years.



                           SUMMARY COMPENSATION TABLE
                             Long-Term Compensation
                          -----------------------------
          Annual Compensation                 Awards        Payouts
        ---------------------                 ------        -------
Name and                               Restricted
Principal                              Stock
Position(s)        Year     Salary($)  Bonus($)  Other($)  Awards(#  shares)
                                              Compensation
Paul Taylor        2002      $125,000            6,000,000(*)
Esper Gullatt, Jr. 2003             -




(*) Pursuant to Mr. Taylor's employment agreement, Mr. Taylor agreed to purchase 6,000,000 pre-split September 16, 2002 shares of our restricted common stock at the purchase price of $0.09 per share for which payment we accepted a five year promissory note.


OPTION GRANTS IN FISCAL YEAR 2002

We have not granted any options to our officers or directors to purchase shares of our common stock for the fiscal year ended December 31, 2002.

EMPLOYMENT AGREEMENTS

Paul Taylor
-----------

On February 12, 2003, we entered into an employment agreement to retain the services of Paul R. Taylor to serve as our chairman for a term of three years. Pursuant to the agreement we have agreed to pay Mr. Taylor a base salary of $150,000 per year cash payable in installments according to the Company's
regular payroll schedule.   Mr. Taylor shall have irrevocable eligibility for
annual increases of the base salary to a maximum of 5% per year, but not decreases, at the discretion of the Board. Mr. Taylor's annual bonus is equal to maximum of 500% of the Chairman's annual salary at the discretion of the Board. Also pursuant to the employment agreement, Mr. Taylor is scheduled to receive 2,108,781 common shares restricted under rule 144 upon the completed acquisition of Millagro SRL. The Company agrees to compensate Taylor with common stock upon any subsequent acquisitions to a maximum of 10% of each acquisition price when paid in stock, or stock to the value of a maximum of 10% in each occurrence if acquisition is paid for in cash.

As part of the Employment Agreement with Mr. Taylor, the Company has agreed to provide Mr. Taylor with director's and officer's insurance of up to $10,000,000 which insurance we have not yet obtained. Included in the agreement, Mr. Taylor has executed a confidentiality and a non-compete clause for the term of his employment.


Esper Gullatt, Jr.
------------------

On February 12, 2003, we entered into an employment agreement to retain the services of Esper Gullatt, Jr. to serve as a Director of our Company for a term of three years commencing on January 9, 2003. Pursuant to the agreement we have agreed to pay Mr. Gullatt a base salary of $110,000 per year cash payable in
installments according to the Company's regular payroll schedule.   Mr. Gullatt
shall have irrevocable eligibility for annual increases of the base salary to a maximum of 3% per year, but not decreases, at the discretion of the Board. Mr. Gullatt 's annual bonus is equal to maximum of 400% of the annual salary at the discretion of the Board. Also pursuant to the employment agreement, Mr. Gullatt is scheduled to receive 1,917,074 common shares restricted under rule 144 upon the completed acquisition of Millagro SRL. The Company agrees to compensate Gullatt with common stock upon any subsequent acquisitions to a maximum of 6% of each acquisition price when paid in stock, or stock to the value of a maximum of 6% in each occurrence if acquisition is paid for in cash.

As part of the Employment Agreement with Mr. Gullatt, the Company has agreed to provide Mr. Gullatt with director's and officer's insurance of up to $10,000,000 which insurance we have not yet obtained. Included in the agreement, Mr. Gullatt has executed a confidentiality and a non-compete clause for the term of his employment.

STOCK PLANS

     Effective March 17, 2003 we adopted a 2003 stock option plan ("Plan") to provide a means of non-cash remuneration to selected eligible participants who contribute most to our operating progress and earning power. Pursuant to the Plan, we have a total number of 10,000,000 shares of our common stock reserved for issuance either directly as stock awards or as shares of common stock underlying options granted. The Plan will terminate on November 26, 2005. On March 17, 2003, we registered the shares of our common stock which underlie our Plan on a Form S-8 registration statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after March 14, 2003. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

                             Number of shares of           Percent of
                             common stock                  common stock
                             beneficially                  beneficially
Name of                      owned or right                owned or right
Beneficial Owner             to direct vote(1)             to direct vote (1)
---------------------        -----------------------       ------------------
Paul Taylor(2)(3)                1,875,326(3)                 62.9%
CEO, Chairman
Appointed April, 2000

Z3 Limited(4)                      500,000                    16.8%

Esper Gullatt, Jr.(5)              101,253                     3.4%
Director
Appointed January, 2003
                                -----------------------------------
Totals:                          2,476,579                    83.1%

All officers and directors       1,976,579(2)                 66.3%
as a group (2 persons)
______________________


(1) Such figures are based upon 2,977,039 shares of our common stock outstanding as of March 14, 2003. Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(2)  Office:  20500 Meeting Street, Boca Raton, Florida  33434

(3) Mr. Taylor was issued 1,875,000 on October 11, 2002, for services rendered to Trezac Corp. Prior to October 11, 2002, Mr. Taylor directly owned 62,271 shares of Common Stock which were issued to Mr. Taylor in connection with the issuance of a promissory note from Mr. Taylor and the Plan of Reorganization and Acquisition in December 2000. Such figure includes 163 shares owned by Mr. Taylor's wife and 163 owned by Mr. Taylor's child in connection with the Plan or Reorganization and Acquisition entered in December 2000. This number does include 2,108,781 shares Mr. Taylor is scheduled to receive pursuant to the completion of the acquisition of Millagro SRL.

(4)  Apartado 10455-1000, San Jose, Costa Rica, Adriana Quiros, President.

(5) Office: 20500 Meeting Street, Boca Raton, Florida 33434. This number does not include 1,979 shares owned by Rosalind Gullatt. This number does include 1,917,074 shares Mr. Gullatt is scheduled to receive pursuant to the completion of the acquisition of Millagro SRL.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Pursuant to his original employment agreement, Mr. Taylor, our Chairman agreed to purchase 6,000,000 pre-split September 16, 2002 shares of our restricted common stock from us at the purchase price of $0.09 per share for which payment we accepted a five year promissory for $540,000 at an annual interest rate of 3%.

In January, 2001, FCOM, Inc. entered into a convertible debenture with our former chief financial officer, Michael Hudson. Mr. Hudson was terminated on February 6, 2002. Pursuant to the debenture, FCOM, was to repay Mr. Hudson $25,000 by February 1, 2002 plus interest calculated at the rate of 18%. Such debenture was convertible into shares of Northstar Network Corp. had we completed a contemplated merger with Northstar. The principal of such debenture has not yet been repaid by FCOM and remains outstanding.

In February, 2001, FCOM, Inc. borrowed $100,000 from its consultant Esper Gullatt, Jr. due on February 27, 2007 with interest payment at the rate of 5% per annum.

On June 28, 2001, AdserversOnline issued to Zachary Taylor, the minor son of Paul Taylor, was issued 1.5 membership units of AdserversOnline and Esper Gullatt, a former executive of FCOM, Inc., was issued 1.5 membership units of AdserversOnline.

As of December 31, 2002, the Company has entered into nine note agreements with an officer/stockholder aggregating approximately $640,000, of which $540,000 is recorded as a subscription receivable in the accompanying balance sheets and $66,554 remains unpaid at December 31, 2002. The notes are unsecured, due at various dates during 2006 and 2007 and bear interest at 8% per annum with principal and accrued interest due at maturity. The Company has not loaned the officer/stockholder any amounts since February 2002 in accordance with the Sarbanes Oxley Act of 2002. In connection with the notes, the Company has recorded approximately $51,000 of interest income for the year ended December 31, 2002 in the accompanying statements of operations. Accrued interest receivable was $58,949 and $10,000 as of December 31, 2002 and 2001, respectively. (See Financial Footnote 4, "Notes and Interest Receivable-Related Party.")

The Company received loans from stockholders aggregating $60,750 on various dates during the year ended December 31, 2002. The notes are unsecured, mature in forty-five days from issuance date, and bear interest at 8% per annum with principal and accrued interest due at maturity. The notes were not repaid or extended at their maturity dates and are in default as of December 31, 2002. The Company is currently working out a payment plan with the stockholders to repay the notes.

Interest expense for the related party notes payable has been recorded by the Company and is included in interest expense in the accompanying statements of operations.

The Company also had other related party notes payable aggregating $206,045 as of December 31, 2001. Notes, with an aggregate value of $40,545, were repaid during the year ended December 31, 2002. Another note, with a value of $65,500, was forgiven during the year ended December 31, 2002 and has been recorded as a gain on extinguishment of debt in the accompanying statement of operations. Another note, with a value of $100,000, was satisfied with a stock issuance (See Financial Footnotes 5 and 7).

                                    PART IV

ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K

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

10.1 Form of Stock Purchase Agreement entered into by and among, Trezac Corporation, Millagro SRL and the Shareholders of Millagro SRL, made as of the 22nd day of January, 2003.

10.1 Plan of Reorganization and Acquisition between MarketCentral.net Corp. and FCOM Inc., filed as Exhibit 2.2 to the Company's Form 10KSB (File No. 000-25891) as filed with the Commission on April 2, 2001

10.13 Form of Investment Agreement between the Company, Dutchess Private Equities Fund, LP and PLJ Limited, LLP dated December 10, 2001

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

10.25 Employment Agreement dated February 12, 2003, between the Company and Paul Taylor. (Filed herewith.)

10.26 Employment Agreement dated February 12, 2003, between the Company and Esper Gullatt, Jr. (Filed herewith.)

23.1   Consent of Weinberg & Company, PA (Filed herewith.)

99.2   Certification of Chief Executive Officer (Filed herewith.)


(b) Reports on Form 8-K

The Company filed a Current Report dated January 2, 2002, pursuant to Item 1 ("Changes in Control of Registrant").

The Company filed a Current Report dated January 25, 2002, pursuant to Item 4 ("Changes in Registrant's Certifying Accountants"). (See Item 8 above entitled "Changes in and Disagreements with Accountants and Accounting and Financial Disclosure.")

The Company filed a Current Report dated January 31, 2002, pursuant to Item 5 ("Other Events"); and Item 7 ("Exhibits") entitled "Securities Purchase Agreements."

The Company filed a Current Report dated August 9, 2002, pursuant to Item 4 ("Changes in Registrant's Certifying Accountants"), entitled "Resignation of Public Accountant; and Item 7 ("Exhibit") entitled "Letter of Resignation". (See Item 8 above entitled "Changes in and Disagreements with Accountants and Accounting and Financial Disclosure.")

The Company filed a Current Report dated October 4, 2002, pursuant to Item 4 ("Changes in Registrant's Certifying Accountants"), entitled engagement of Weinberg & Company, PA, as its independent public accountants. (See Item 8 above entitled "Changes in and Disagreements with Accountants and Accounting and Financial Disclosure.")

Subsequent Reports:

The Company filed a Current Report dated January 22, 2003, pursuant to Item 2 ("Acquisition or Disposition of Assets"), entitled "Acquisition of Millagro SRL;" and, Item 7. ("Exhibits"), entitled "Stock Purchase Agreement."

On February 12, 2003, the Company amended its Current Report dated August 9, 2002, pursuant to Item 4 ("Changes in Registrant's Certifying Accountants"), entitled "rescinding the termination of its Certifying Accountant." (See
Item 8 above entitled "Changes in and Disagreements with Accountants and Accounting and Financial Disclosure.")

The Company filed a Current Report dated March 5, 2002, pursuant to Item 9 ("Regulation FD Disclosure"), a Press Release entitled "Trezac Retains Merchant Banker to Close Asset Backed Financing."

ITEM 14.  CONTROL AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned based upon the best information available pursuant to Section 12b-25, thereunto duly authorized.

Dated: April 25, 2003                    TREZAC INTERNATIONAL CORPORATION
                                         --------------------------------
                                                 Registrant

                                         By: /s/ Paul Taylor
                                         -----------------------
                                         Paul Taylor
                                         Principal Executive Officer and
                                         Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Paul Taylor                    April 25, 2003
----------------------------------
          Paul Taylor
          Chief Executive Officer and
          Chief Financial Officer