Form 10KSB/A
period 2002-12-31
TREZAC INTERNATIONAL CORP
filed 2003-05-01
CIK 1068170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                            ------------------------

                               AMENDMENT NO. 2 TO
                                  FORM 10-KSB

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

COMPANY OVERVIEW

Trezac International Corporation was originally incorporated under the name Great American Leasing, Inc. in Texas on December 28, 1987. On March 21, 1997, we amended our certificate of incorporation to change our name to All American Consultant Aircraft, Inc. and on March 1, 1999, we amended our certificate of incorporation to change our name to MarketCentral.net Corp, and on July 25, 2002 we amended our certificate of incorporation to change our name to Trezac International Corporation. Our primary business is directed to achieve a high rate of capital growth for our shareholders by acquiring significant holdings in companies which the members of its Board of Directors consider to be fundamentally sound, well managed and profitable, but which are valued at a discount to the Directors' estimate of their intrinsic market valuation. The Company has moved its business focus this past year from marketing to Internet Service Providers (ISP's) delivering state-of-the-art advertising and promotion infrastructure to acquiring non-cyclical, consumer businesses in Eastern
Europe, particularly in the country of Moldova. Trezac is poised to become an acquisition parent company operating in the U.S., and Eastern Europe.

RECENT EVENTS AND ACQUISITIONS

On January 22, 2003, the Company entered into a stock purchase agreement with Millagro SRL, ("Millagro") a Moldovian corporation, located in the former Soviet Republic, and the shareholders of Millagro. The completion and closing of the Agreement is subject to an audit of Millagro's revenues and assets for fiscal year 2001. Pursuant to the terms of the Agreement, the Company will acquire all of the issued and outstanding shares of capital stock of Millagro from the Millagro Shareholders in exchange for newly issued restricted shares of the Company's common stock valued in United States Dollars at $8,250,000. The Company has placed 15,000,000 shares of the Company's common stock in escrow to cover the cost of the Acquisition. As part of the Acquisition, at the closing, the Company's Board of Directors will appoint Octavian Chiriac, and Serguei Melnik as members of the Company's Board of Directors and Iurie Bordian as Chief Financial Officer and a member of the Company's Board of Directors.

Millagro is an agricultural company that grows, sells, and distributes staple foods, including cereal, corn, vegetables, wheat, and flour. Millagro's main business divisions are: 1) agroIndustrial; 2) agricultural development; 3) motor pool and equipment leasing; 4) swine and cattle cultivation; and 5) soy farming and processing. Millagro is working towards becoming Moldova's first "closed-cycle" production company where it owns the land, crops, processing facilities as well as the distribution channels for its soy products.
Millagro's Research and Development facility works on agricultural growth, breeding operations and government approval of new sorts of seeds, including wheat, sunflower and grass cultivation.

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


Equity Line Financing
---------------------

On March 5, 2003 the Company hired Merchant Banker, Fleming Capital Group ("FCG") and Fleming Capital Management ('FCM") of New York to finalize negotiations and close an investment from the Moldova Enterprise Credit Foundation (MECF). MECF is an internationally owned financial institution that specializes in direct foreign investment into the Republic of Moldova.

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

OUR SERVICES

On March 21, 2001, the Company acquired 100% of FCOM, Inc. ("FCOM") a private Colorado Corporation. FCOM is a digital services and component content provider that integrates digital components from multiple application providers, partners and vendors into a single unified service distributed at the wholesale level.

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


Equity Investment
-----------------

On August 9, 2001, we acquired from Computer Hardware Corporation, a
Panamanian corporation, 100% of the outstanding shares of Online Asset Courtesy, Inc. ("OACI"), a Panamanian corporation, whose only asset was 24,250 units of AdServers in exchange for 313 shares of the Company's common stock valued at $2,813 and a warrant to purchase 313 shares at $10.00 for a period of three years valued at $1,563. Also in August 2001, the Company acquired an additional 3,191.50 units of AdServers for 250 shares of the Company's common stock valued at $2,250. The Company purchased 1,851.85 additional units in December 2001 for $4,630. AdServersOnline, LLC, a Nevada limited liability corporation whose assets included software that delivers media advertisements during the latent time resulting from logging-on and logging-off the Internet, a period during which we believe consumers are captive, waiting and susceptible to advertisers' messages.

In January 2002, the Company issued warrants to certain partners of AdServers to purchase 2,000 shares of the Company's common stock at $24.00 per share, expiring in 2005 for the completion of the software system to be used to sell the Company's products and services under the joint marketing agreement.

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

Our first acquisition in Moldova was Millagro. Millagro Corporation is a leader in developing high-quality competitively-priced farm products and in supplying them to growers. The Company provides livestock farmers with well-balanced nutritional feeds. They also produce seeds of all types for Moldova's farming community as well as customers throughout Eastern Europe.

The completion and closing of the Agreement is subject to an audit of Millagro's revenues and assets for fiscal year 2001. Pursuant to the terms of the Agreement, the Company will acquire all of the issued and outstanding shares of capital stock of Millagro from the Millagro Shareholders in exchange for newly issued restricted shares of the Company's common stock valued in United States Dollars at $8,250,000. The Company has placed 15,000,000 shares of the Company's common stock in escrow to cover the cost of the Acquisition.

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

Primarily Agrarian Economy - Trezac is involved in the Moldovian agri-economy - a market that has significant growth potential. The country enjoys a favorable temperate climate and good farmland; as a result, the economy is agriculturally-centered, focusing on grains, fruits and wine. International financial and relief agencies are forecasting favorable growth for the Moldovian agricultural economy as it seeks to regain its position as the bread basket of Eastern Europe. No other country in the world has soil content consisting of 80% chernozem (extremely fertile) soil. Moldova ranked in the top 5 in food production amongst the 15 former republics of the Soviet Union, lagging only the much larger territories of Russia, Ukraine, Kazakhstan and Uzbekistan. Based upon production per square acre, Moldova far surpasses the productivity of all of Eastern Europe. The Moldovian Government has been intensifying subsidies to agriculture companies in the last five years, as have international organizations such as the World Health Organization, the United Nations and the World Bank. Trezac is at the forefront of Moldova's agri-industry and should benefit greatly from the Western economic initiatives already in place.

Alternative Financing - Trezac has enacted plans to secure financing for export trade activities utilizing programs administered by the United States Department of Agriculture (USDA). Additionally, other programs administered by U.S. Federal Government agencies that provide funding and/or financing of U.S. businesses and their export related activities are actively being reviewed for utility in serving the needs of Trezac's subsidiaries. Trezac is seeking to secure a country allocation for the Republic of Moldova for the GSM 102 Program, the Supplier Guarantee Program, and the Facility Credit Guarantee Program, currently administered by the USDA's Foreign Agricultural Service (FAS). Additionally, Trezac will also seek to qualify itself as an approved exporter of U.S. agricultural commodities.

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

We have not earned revenues and we may not earn revenues in the future. We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal year ended December 31, 2002, we had a net loss of $(8,372,068). We expect to continue to incur significant operating expenses as we acquire Moldovian companies. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses.

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

Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.


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

The warrants issued in connection with the debentures are exercisable over the next three years at a price equal to the lesser of $5.70 per share or a variable exercise price based upon the trading price of the common stock at the time of exercise, which price may be adjusted from time to time under certain anti-dilution provisions. The shares of common stock into which the debentures may be converted and the shares of common stock issuable upon exercise of the warrants are being registered pursuant to this registration statement.

As of March 14, 2002, we have reserved 195,438 in connection with the sale of our convertible debenture transaction. In addition to the securities described above, as of March 14, 2002, 650,000 shares of our common stock were reserved for issuance in connection with our equity line of credit agreement entered into with Dutchess Private Equities Fund, LP. These issued shares do not reflect the July 25, 2002, 100:1 reverse stock split.

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


ITEM 2.  DESCRIPTION OF PROPERTIES

Our principal executive offices, located at 20500 Meeting Street, Boca Raton, Florida 33434, are leased to at a monthly rental rate of $1,400.00 and expires in August 2003. We believe that our leased properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are involved as a plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate any material liability as a result of such litigation.

The Company's subsidiary, FCOM, Inc. and its President have been named as Defendants in a suit filed November 4, 2001 in the Superior Court of the State of Colorado for County of Denver by a stockholder who purchased 100,000 shares of FCOM for $50,000. FCOM, is a Company subsidiary. The shareholder alleges his investment in the Company was based on improper information. This shareholder seeks the return of his investment as well as punitive damages and legal expenses from the defendants.


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

Reverse Stock Splits
--------------------

On September 28, 2001, the Company effectuated a reverse 16 for 1 stock split. On July 25, 2002, the Company effectuated a reverse 100 for 1 stock split.

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

On March 21, 2001 the Company issued 1,548 shares of the Company's common stock in exchange for all of the issued and outstanding shares of common stock of FCOM and 7 A warrants and 7 B Warrants to purchase shares of FCOM common stock.
Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

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

On September 17, 2001, the Company issued 469 shares of the Company's common stock upon the exercise of outstanding options which were exercised at $5.60 per share by an unrelated party and on September 28, 2001 the Company issued 750 shares of the Company's common stock upon the exercise of outstanding options by an unrelated party which were exercised at $3.50 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

Also in September, the Company approved a reverse stock split of the Company's common stock at the rate of 16 to 1 for stockholders of record on September 27, 2001. In connection with the reverse split, the Company issued 127 shares of common stock in order to prevent the issuance of fractional shares.

On October 10, 2001, the Company issued 60,000 shares of the Company's common stock to the Company's Chief Executive Officer, valued at $9 per share in exchange for a promissory note in the amount of $540,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

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

Proposed Acquisition Activity - Phase One 2003:

First Acquisition: On January 22, 2003, the Company entered into a stock purchase agreement with Millagro SRL, a Moldovian corporation and the shareholders of Millagro. The completion and closing of the Agreement is subject to an audit of Millagro's revenues and assets for fiscal year 2001. Pursuant to the terms of the Agreement, the Company will acquire all of the issued and outstanding shares of capital stock of Millagro from the Millagro Shareholders in exchange for newly issued restricted shares of the Company's common stock valued in United States Dollars at $8,250,000. Millagro is a leader in developing high-quality competitively-priced farm products and in supplying them to growers. The Company provides livestock farmers with well-balanced nutritional feeds. They also produce seeds of all types for Moldova's farming community as well as customers throughout Eastern Europe. Millagro's Research and Development facility works on agricultural growth, breeding operations and government approval of new sorts of seeds, including wheat, sunflower and grass cultivation. As part of the Acquisition, at the closing, the Company's Board of Directors will appoint Octavian Chiriac, and Serguei Melnik as members of the Company's Board of Directors and Iurie Bordian as Chief Financial Officer and a member of the Company's Board of Directors.

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

Fourth Acquisition: A Moldovan bakery. This Company is a main producer of breads and other baked goods. The company's products are also exported throughout Europe to markets such as Germany, Israel and the Czech Republic.

Eastern Europe has significant agricultural production potential that can significantly increase the European Union's output. The combined GNP of Eastern Europe's countries was less than 4% of that of the EU. On the other hand, Eastern Europe's agricultural areas is 45% of the EU's and, more importantly, agricultural output is more than 30% of the entire EU.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Results of Operations
---------------------

The Company's financial statements for the year ended December 31, 2002 have been prepared on a going concern basis, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss from operations of $8,372,068 versus a net loss of $1,264,814 for the same period last year. For the year ended December 31, 2002, we had a negative cash flow from operating activities of $582,499, a working capital deficiency of $452,461 and a stockholders' deficiency of $277,311. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. These losses resulted primarily from initial research and development costs associated with start-up operations, professional and consulting fees, and the issuance of the Company's common stock for services. (See Financial Footnote 10 "Going Concern.")

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

Liquidity and Capital Resources.

The Company had authorized 100,000,000 shares of $.0001 par value common stock, prior to 2002. In January 2002, the Board of Directors approved an amendment to the articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 500,000,000.

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

                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
                        (A DEVELOPMENT STAGE COMPANY)


                                 CONTENTS
                                 --------


CONTENTS



PAGE F-3        CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002 AND 2001

PAGE F-4        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD FROM AUGUST 2,
                2000 (INCEPTION) TO DECEMBER 31, 2002

PAGES F-5-13    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DEFICIENCY) FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION)
                TO DECEMBER 31, 2002

PAGES F-14-15   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD FROM
                AUGUST 2, 2000 (INCEPTION) TO DECEMBER 31, 2002

PAGES F-16-38   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,
                2002


WEINBERG & COMPANY, P.A.
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS


                           INDEPENDENT AUDITORS' REPORT
                           ----------------------------


To the Board of Directors of:
Trezac International Corporation, Inc.
(f/k/a Trezac Corporation)
(f/k/a Marketcentral.net Corporation)
(A Development Stage Company)


We have audited the accompanying consolidated balance sheet of Trezac International Corporation, Inc. and subsidiary (f/k/a Trezac Corporation) (f/k/a MarketCentral.net Corp.) (a development stage company) (the "Company" as of December 31, 2002, and the related consolidated statement of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trezac International Corporation, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has a net loss from operations of $8,372,068, a negative cash flow from operating activities of $582,498, a working capital deficiency of $452,461 and a stockholders' deficiency of $277,311. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Weinberg & Company, P.A.
----------------------------
WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 11,2003


   Town Executive Center                                  Watt Plaza
6100 Glades Road, Suite 314                   1875 Century Park East, Suite 600
 Boca Raton, Florida 33434                      Los Angeles, California 90067
 Telephone: (561) 487-5765                        Telephone: (310) 407-5450
 Facsimile: (561) 487-5766                        Facsimile: (310) 407-5451

                        Website: www.cpaweinberg.com
    American Institute of CPA's\Division for CPA Firms SEC Practice Section

                               AJ. ROBBINS, PC.
                         CERTIFIED PUBLIC ACCOUNTANTS
                                216 16TH STREET
                                   SUITE 600
                            DENVER, COLORADO 80202


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Trezac International Corporation, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Trezac International Corporation, Inc. (formerly known as MarketCentral.net Corp.) (a development stage company) as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trezac International Corporation, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

                                        AJ. ROBBINS, PC.
                                          CERTIFIED PUBLIC ACCOUNTANTS
Denver, Colorado
March 1, 2002

                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
                        (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                                   ASSETS
                                   ------
                                                    December 31,  December 31,
                                                        2002          2001
                                                    ------------  ------------
CURRENT ASSETS
 Deposits                                           $          -  $        250
 Employee receivables                                     43,751             -
 Deferred offering costs                                       -       320,000
 Prepaid expenses                                        339,820       108,970
                                                    ------------  ------------
   Total Current Assets                                  383,571       429,220

Equipment, net of accumulated depreciation                 7,532        10,239
Equity investment                                         42,115         8,115
Notes and interest receivable, related party             125,503        44,007
Other intangibles                                              -         6,999
                                                    ------------  ------------
TOTAL ASSETS                                        $    558,721  $    498,580
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
-----------------------------------------------     ============  ============


       See accompanying notes to consolidated financial statements.
                                    F-3

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

Stock issued for deferred
offering costs at $12
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

                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                               For the Year  For the Year  For the Period from
                                  Ended         Ended        August 2, 2000
                               December 31,  December 31,    (Inception) to
                                   2002          2001       December 31, 2002
                               ------------  ------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                      $ (8,372,068) $ (1,264,814) $       (10,036,613)
 Adjustments to reconcile net
  cash used in operating
  activities:
  Depreciation                        2,707         2,708                6,007
  Stock based compensation from
   warrants issued with
   convertible debentures and
   stock issuances                  184,825             -              184,825
  Stock, warrants, and options
   issued for services            7,103,937     1,151,683            8,350,215
  Write-off of deferred
   offering costs                   320,000             -              320,000
  Impairment of licensing fees        6,999             -                6,999
  Gain on extinguishments of debt   (87,397)            -              (87,397)
  Beneficial conversion feature
   of convertible debt              450,000             -              450,000
  Loss on equity investment               -         3,141                3,141
 Changes in assets and liabilities:
  Deposits and employee receivables (43,501)       (5,681)             (53,607)
  Prepaid expenses                 (230,850)     (108,970)            (339,820)
  Interest receivable               (49,093)            -              (49,093)
  Accounts payable                   71,153        (5,624)              72,902
  Accrued expenses                   60,790       (27,392)             136,794
                               ------------  ------------  -------------------
   Net Cash Used in Operating
    Activities                     (582,498)     (254,949)          (1,035,647)
                               ------------  ------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity investment                         -        (4,630)              (4,630)
Purchase of equipment                     -             -              (13,539)
Notes receivable - related party    (70,000)      (19,837)            (104,151)
                               ------------  ------------  -------------------
  Net Cash Used In Investing
   Activities                       (70,000)      (24,467)            (122,320)
                               ------------  ------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/(payments of)
convertible debt                    522,833       (42,500)             480,333
Proceeds from notes payable and
line of credit                            -        29,803               29,803
Proceeds from notes payable -
related party                        60,750       100,000              160,750
Payments on notes payable -
related party                       (40,545)            -              (40,545)
Proceeds from exercise of stock
options                                   -        13,350               13,350
Payment of stock option costs             -        (3,125)              (3,125)
Proceeds from sale of common
stock                               109,460       180,441              517,401
                               ------------  ------------  -------------------
  Net Cash Provided by
   Financing Activities             652,498       277,969            1,157,967
                               ------------  ------------  -------------------

NET INCREASE (DECREASE) IN CASH           -        (1,447)                   -

CASH - BEGINNING OF PERIOD                -         1,447                    -
                               ------------  ------------  -------------------

CASH - END OF PERIOD           $          -  $          -  $                 -
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

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS
------ -----------------------------------------------------------------
     (A) ORGANIZATION AND BUSINESS OPERATIONS
     ----------------------------------------

     Trezac International Corporation, Inc. (formerly known as Trezac Corp.) (formerly known as MarketCentral.net Corp.) (the "Company") was incorporated in the state of Texas on December 28, 1987. The Company is in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company is a development stage provider of products and services that enable publishers, advertisers, direct marketers and promotional merchants to market products and/or advertisements to Internet Service Providers (ISP) subscribers. The Company offers advertisers capabilities for advert delivery, targeting and audience tracking

     (B) EMPLOYEE RECEIVABLES
     ------------------------

     From time to time, the Company advances monies to the Chief Executive Officer to cover future business expenses. The receivables are non-interest bearing and the Company expects to either have day-to-day expenses paid out of these funds or receive these funds back from the Chief Executive Officer.

     (C) NOTES AND INTEREST RECEIVABLE, RELATED PARTY
     ------------------------------------------------

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


     (D) PROPERTY AND EQUIPMENT DEPRECIATION
     ---------------------------------------

     Property and equipment are recorded at cost less depreciation. Depreciation is provided for on the straight-line method over five years, the estimated useful life of the assets. Depreciation expense was $2,707 and $2,708 for the years ended December 31, 2002 and 2001, respectively.

     (E) FAIR VALUE OF FINANCIAL INSTRUMENTS
     ---------------------------------------

     The carrying amounts of employee receivables, accounts payable, accrued expenses, notes payable and convertible debt approximate fair value because of the short maturity of these items.

     (F) IMPAIRMENT OF LONG-LIVED ASSETS
     -----------------------------------

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


     (G) INCOME TAXES
     ----------------

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

     (H) LOSS PER COMMON SHARE
     -------------------------

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

     (I) EMPLOYEE STOCK BASED COMPENSATION
     -------------------------------------

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


     (J) COMMON STOCK SPLITS
     -----------------------

     The Board of Directors declared a 16:1 reverse stock split effective September 28, 2001 and a 100:1 reverse split effective July 25, 2002. All per share amounts and number of shares outstanding in this report have been restated retroactively for the reverse stock split.

     (K) USE OF ESTIMATES
     --------------------

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

     (L) RECLASSIFICATION
     --------------------

     Certain amounts reported in the Company's financial statements for the year ended December 31, 2001 have been reclassified to conform to the current year presentation.

     (M) RECENT ACCOUNTING PRONOUNCEMENTS
     ------------------------------------

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

(N) RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
     -------------------------------------------

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

(N) RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
     -------------------------------------------

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


NOTE 2  ACQUISITION
------  -----------

     On March 21, 2001, FCOM, a private Colorado corporation, was acquired by MarketCentral. FCOM exchanged all of its issued and outstanding common stock, 7 A warrants and 7 B warrants exercisable at $800 and $1600, respectively for 1,548 shares of MarketCentral's common stock and acquired in a separate transaction from the majority stockholders of MarketCentral an additional 1,225 shares of common stock in exchange for a $325,000 convertible debenture. The convertible debenture was convertible at 60% of the average market price of MarketCentral's common stock for the 30 preceding days at the option of the debenture holder. Immediately upon completion of the acquisition, FCOM was relieved of $233,280 of the debt by releasing the shares to the debenture holders. During 2001, subsequent to the acquisition, $80,978 of the remaining $91,720 of convertible debentures were repaid in cash of $42,500 and the issuance of $38,478 in common stock. Due to the fact that following the acquisition, the stockholders of FCOM were in control of the combined entity, the acquisition is accounted for as though FCOM is the accounting acquirer and the acquisition is treated as a recapitalization of FCOM for accounting purposes. The operations of MarketCentral are included in the financial statements beginning on March 21, 2001. FCOM assumed $248,282 in debt in the transaction and has recorded this as a reduction of additional paid in capital.

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
                           AS OF DECEMBER 31, 2002
                           -----------------------


NOTE 4  NOTES AND INTEREST RECEIVABLE - RELATED PARTY
------  ---------------------------------------------

     As of December 31, 2002, the Company has entered into nine note agreements with an officer/stockholder aggregating approximately $640,000, of which $540,000 is recorded as a subscription receivable in the accompanying balance sheets and $66,554 remains unpaid at December 31, 2002. The notes are unsecured, due at various dates during 2006 and 2007 and bear interest at 8% per annum with principal and accrued interest due at maturity. The Company has not loaned the officer/stockholder any amounts since February 2002 in accordance with the Sarbanes Oxley Act of 2002. In connection with the notes, the Company has recorded approximately $51,000 of interest income for the year ended December 31, 2002 in the accompanying statements of operations. Accrued interest receivable was $58,949 and $9,856 as of December 31, 2002 and 2001, respectively.


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
                           AS OF DECEMBER 31, 2002
                           -----------------------


NOTE 7  STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT (Continued)
------  -----------------------------------------------------

     Company received $250,000 and issued warrants to purchase 5,000 shares of common stock valued at $97,500 to be expensed as loan fees over the length of the note. All assets of the Company secure the debentures. Interest is payable on dates at the option of the holder. The debentures are convertible into shares of common stock at the lesser of $7.50 per share or 50% of the market price of the Company's common stock for the average of the lowest three trading prices during the 20-day period prior to conversion. The Company recorded $250,000 as interest expense for the beneficial conversion feature related to the debentures issued on January 31, 2002. During the year ended December 31, 2002, the Company also received $150,000 from the issuance of additional January 31, 2002 debentures. As of December 31, 2002, none of these debentures have been converted. The Company recorded $150,000 as interest expense for the beneficial conversion feature related to these debentures for the year ended December 31, 2002. The amounts due in January 2003 were not repaid and the Company is currently working out a payment plan with the group of investors to repay the convertible debentures.

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

     In order to provide additional working capital and financing for the Company's expansion, the Company entered into convertible debenture agreements with four accredited investors (the "Purchasers") on September 30, 2002 whereby the Purchasers will acquire an aggregate of $150,000 of the Company's 12% Convertible Debentures, due September 30, 2003. As of of December 31, 2002, the Company received $62,500 from the investors and none of these debentures have been converted. The Company issued warrants to purchase 300,000 common shares valued at $1,642, to be expensed as loan fees over the length of the notes. The warrants are exercisable immediately, and have a life of three years.

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

     On March 21, 2001 the Company issued 1,548 shares of the Company's common stock in exchange for all of the issued and outstanding shares of common stock of FCOM and 7 A warrants and 7 B Warrants to purchase shares of FCOM common stock. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

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
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 7  STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT (Continued)
------  -----------------------------------------------------

     On September 17, 2001, the Company issued 469 shares of the Company's common stock upon the exercise of outstanding options which were exercised at $5.60 per share by an unrelated party and on September 28, 2001 the Company issued 750 shares of the Company's common stock upon the exercise of outstanding options by an unrelated party which were exercised at $3.50 per share. Such issuances were pursuant to the exemption provided in
     Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     Also in September, the Company approved a reverse stock split of the Company's common stock at the rate of 16 to 1 for stockholders of record on September 27, 2001. In connection with the reverse split, the Company issued 127 shares of common stock in order to prevent the issuance of fractional shares.

     On October 10, 2001, the Company issued 60,000 shares of the Company's common stock to the Company's Chief Executive Officer, valued at $9 per share in exchange for a promissory note in the amount of $540,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

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


NOTE 8 COMMITMENTS AND CONTINGENCIES
------ -----------------------------

     (A) ASSET ACQUISITION
     ---------------------

     On May 6, 2002, the Company entered into an asset purchase agreement with a Panamanian corporation ("the Seller"). Under the terms of the agreement, the Company purchased the sole assets of the Seller. The assets of the Seller included Uniform Record Locator (URL), Website including HTML, Java, JavaScript, Graphics in both SOURCE and WEB formats, Operating object code in Flash for the CasusCards.com system, System Documentation, and Business Plans and Marketing Plans. The purchase price for the assets was $100,000 to be paid as restricted common shares of the Company. The Company and the Seller have since cancelled the agreement.

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

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 8 COMMITMENTS AND CONTINGENCIES (Continued)
------ -----------------------------------------

     (E) STOCK SALE AGREEMENT
     ------------------------

     In October 2001, the Company entered into a stock sale agreement with an international company to sell up to 84,000 restricted shares of common stock. The Company also agreed to issue three-year warrants to purchase 500 shares of common stock at 120% of the closing bid price prior to the date funding is received for every $50,000 funded. During the year ended December 31, 2001, the Company sold 50,487 shares of common stock for $180,441 and issued 150,000 warrants. During the year ended December 31, 2002, the Company sold 33,513 shares of common stock for $107,988. Additionally, the Company issued 3,360 shares of common stock for consulting fees related to this agreement valued at $57,120 and fully expensed during the year ended December 31, 2002 to operations.

     (F) LITIGATION
     --------------

     During November 2001, a complaint was filed in the District Court of Denver County, Colorado against the Company and certain other parties. The complaint has alleged, among other things, that the defendants induced the plaintiff to invest the sum of $50,000 through a series of false statements and omissions of material facts. The complaint alleges that the defendants' actions constitute statutory and common-law fraud and concealment, as well as negligent misrepresentation. The Company is vigorously contesting this complaint and believes the complaint is without merit. Resolution is not expected to occur quickly and thus the outcome cannot presently be predicted. It is the opinion of management that the ultimate resolution of this complaint will not materially affect the Company's consolidated financial position and, therefore has not recorded a contingent liability in the accompanying financial statements. In connection with the complaint, the Company asserted a third-party complaint against one of the other defendants in the Denver District Court. The defendant counterclaimed, asserting claims for unpaid compensation and breach of contract (among other claims). The Company moved to stay the litigation and to have the Denver District Court order the parties to arbitration. The Denver District Court denied the Motion to Stay and Ordered the parties to Trial. The Company has since appealed the Order to Trial. The Company is vigorously contesting this counterclaim and believes the counterclaim is without merit. Resolution is not expected to occur quickly and thus the outcome cannot presently be

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 8 COMMITMENTS AND CONTINGENCIES (Continued)
------ -----------------------------------------

     predicted. It is the opinion of management that the ultimate resolution of this counterclaim will not materially affect the Company's consolidated financial position and, therefore has not recorded a contingent liability in the accompanying financial statements.

     During March 2002, a third party filed a complaint against the Company, in the Arapahoe County District Court. After service of the complaint, the Company and the plaintiff settled the litigation. In connection with the settlement, the Company has recorded $40,000 to operations during the year ended December 31, 2002.



NOTE 9  LINE OF CREDIT
------  --------------

     The Company had a $5,000 revolving line of credit with a bank during the year ended December 31, 2002 and 2001. As of December 31, 2002, the line of credit was canceled and all amounts were repaid to the bank.


NOTE 10  GOING CONCERN
-------  -------------

     The Company's financial statements for the year ended December 31, 2002 have been prepared on a going concern basis, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss from operations of $8,372,068 since inception, a negative cash flow from operating activities of $582,498, a working capital deficiency of $452,461 and a stockholders' deficiency of $277,311. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------


NOTE 11  SUBSEQUENT EVENTS
-------  -----------------

     On January 22, 2003, the Company entered into a Stock Purchase Agreement ("the Agreement") with Millagro SRL, a company doing business in the Republic of Moldova, ("the acquiree") whereby the Company will acquire 100% of the ownership interests in the acquiree for a total consideration of $8,250,000. The consideration will be paid by the Company's issuance of Rule 144 restricted shares of common stock on the effective date of the agreement. Generally accepted accounting principles in the United States of America require that the company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result of the exchange, Millagro SRL will become the majority shareholder and accordingly the accounting acquirer and the transaction will be treated as a reverse acquisition and recapitalization of Millagro SRL.

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


     Our directors hold office until the next annual meeting of our stockholders or until their successors are duly elected and qualified. Our executive officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the principal occupation and business experience of our director and executive officer for at least the last five years.


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

In February, 2002, the Company entered into an agreement with Esper Gullatt, Jr. for a twelve month period whereby Mr. Gullatt's responsibilities include providing consulting services related to the financial preparation of MarketCentral.net Corp and/or our subsidiaries. For his services the Company agreed to issue to Mr. Gullatt a fee of 7,500 (reflects July 25, 2002 reverse stock split) restricted shares of its common stock. On February 12, 2003, the Company entered into an Officer and Director Agreement with Mr. Gullant, for a three year term commencing January 9, 2003. (See Exhibit 10.26 "Officer and Director Agreement.")



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



                           SUMMARY COMPENSATION TABLE
                             Long-Term Compensation
                          -----------------------------
          Annual Compensation                 Awards        Payouts
        ---------------------                 ------        -------
Name and                               Restricted
Principal                              Stock
Position(s)        Year     Salary($)  Bonus($)  Other($)  Awards(#  shares)
                                              Compensation
Paul Taylor        2002      $125,000            60,000(*)
Esper Gullatt, Jr. 2003             -




(*) Pursuant to Mr. Taylor's employment agreement, Mr. Taylor agreed to purchase 60,000, post-split July 25, 2002, shares of our restricted common stock at the purchase price of $0.09 per share for which payment we accepted a five year promissory note.


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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We obtained a demand loan from one of our stockholders, Frank Evanshen, in the amount of $37,500 on August 9, 2000, and in the amount of $28,000 on November 7, 2000. The notes bear interest at the Chase Prime Rate plus 1% per annum. Unpaid principal after the due/demand date will accrue interest at
10% per annum.   The Company was relieved of this note payable during the year ended December 31, 2002.

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

Pursuant to his original employment agreement, Mr. Taylor, our Chairman agreed to purchase 60,000 post-split July 25, 2002, shares of our restricted common stock from us at the purchase price of $0.09 per share for which payment we accepted a five year promissory for $540,000 at an annual interest rate of 3%.

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

In February, 2001, FCOM, Inc. borrowed $100,000 from its consultant Esper Gullatt, Jr. due on February 27, 2007 with interest payment at the rate of 5% per annum. The Company issued 59,180 shares at $1.50 per share for extinguishment on this note.

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

As of December 31, 2002, the Company has entered into nine note agreements with an officer/stockholder aggregating approximately $640,000, of which $540,000 is recorded as a subscription receivable in the accompanying balance sheets and $66,554 remains unpaid at December 31, 2002. The notes are unsecured, due at various dates during 2006 and 2007 and bear interest at 8% per annum with principal and accrued interest due at maturity. The Company has not loaned the officer/stockholder any amounts since February 2002 in accordance with the Sarbanes Oxley Act of 2002. In connection with the notes, the Company has recorded approximately $51,000 of interest income for the year ended December 31, 2002 in the accompanying statements of operations. Accrued interest receivable was $58,949 and $9,856 as of December 31, 2002 and 2001, respectively. (See Financial Footnote 4, "Notes and Interest Receivable-Related Party.")

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

Dated: April 28, 2003                    TREZAC INTERNATIONAL CORPORATION
                                         --------------------------------
                                                 Registrant

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

By:  /s/  Paul Taylor                    April 28, 2003
----------------------------------
          Paul Taylor
          Chief Executive Officer and
          Chief Financial Officer

EXHIBIT 99.1

                          TREZAC INTERNATIONAL CORPORATION


   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Paul Taylor, Chief Executive Officer and Chief Financial Officer of Trezac International Corporation (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  April 28, 2003         Signature:  /s/ Paul Taylor
        -----------------                 -----------------------------
                                               Paul Taylor
                                               Chief Executive Officer
                                               Chief Financial Officer