Form 10QSB
period 2003-03-31
TREZAC INTERNATIONAL CORP
filed 2003-05-23
CIK 1068170

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2003
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------
                     Commission File Number: 0-25891
--------------------------------------------------------------------------

                     TREZAC INTERNATIONAL CORPORATION
              ----------------------------------------------
              (Name of small business issuer in its charter)

             TEXAS                                 76-0270330
  -------------------------------   ---------------------------------------
  (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

                20500 Meeting Street, Boca Raton, Florida  33434
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code:  (561) 558-9599
                                                        --------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.0001 par value per share, 7,577,833 issued and outstanding as of March 31, 2003.


Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets (unaudited).............  3
          Condensed Consolidated Statements of Operations (unaudited)... 4 Condensed Consolidated Statement of Changes in
              Stockholders' Equity (Deficiency) (unaudited)............. 5-14
          Condensed Consolidated Statements of Cash Flows (unaudited)... 15
          Notes to Condensed Consolidated Statements....................16-33

Item 2.   Management's Discussion and Analysis of Plan
          of Operation..................................................  34

Item 3.   Controls and Procedures.......................................  39

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................  40

Item 2.   Changes in Securities and Use of Proceeds.....................  40

Item 3.   Defaults upon Senior Securities...............................  40

Item 4.   Submission of Matters to a Vote
          of Security Holders...........................................  40

Item 5.   Other Information.............................................  40

Item 6.   Exhibits and Reports on Form 8-K..............................  40

Signatures..............................................................  42

             TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
                        (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                                   ASSETS
                                   ------

                                                  March 31, 2003  December 31,
                                                   (Unaudited)        2002
                                                  --------------  ------------
CURRENT ASSETS
 Cash                                             $        7,516  $          -
 Employee receivables                                      5,000        43,751
 Prepaid consulting fees                                 765,846       303,171
 Prepaid expenses - other                                 93,194        36,649
                                                  --------------  ------------
   Total Current Assets                                  871,556       383,571

Property, plant and equipment, net of accumulated
  depreciation                                            22,250         7,532
Equity investment                                         42,115        42,115
Notes and interest receivable, related party             117,000       125,503
                                                  --------------  ------------
TOTAL ASSETS                                      $    1,052,921  $    558,721
------------                                      ==============  ============

              LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
              -------------------------------------------------
CURRENT LIABILITIES
 Accounts payable                                 $      119,805  $    126,325
 Accrued expenses                                        132,141       126,124
 Convertible debentures                                  517,094       522,833
 Notes payable - related party                            60,750        60,750
                                                  --------------  ------------
   Total Current Liabilities                             829,790       836,032
                                                  --------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY) EQUITY
 Common stock, $.0001 par value, 500,000,000 shares
  authorized, 7,577,833 and 5,025,233 shares issued
  and outstanding at March 31, 2003 and December 31,
  2002, respectively                                         757           502
 Additional paid-in capital                           11,300,876    10,298,800
 Subscription receivable                                (540,000)     (540,000)
 Deficit accumulated during development stage        (10,538,502)  (10,036,613)
                                                  --------------  ------------
   Total Stockholders' (Deficiency) Equity               223,131      (277,311)
                                                  --------------  ------------
TOTAL LIABILTIES AND STOCKHOLDERS' (DEFICIENCY)
   EQUITY                                         $    1,052,921  $    558,721
-----------------------------------------------   ==============  ============

    See accompanying notes to condensed consolidated financial statements.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                 (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               For the Three For the Three For the Period from
                               Months Ended  Months Ended    August 2, 2000
                                 March 31,     March 31,     (Inception) to
                                   2003          2002        March 31, 2003
                               ------------  ------------  -------------------
REVENUE                        $          -  $          -  $                 -
                               ------------  ------------  -------------------
OPERATING EXPENSES
 General and administrative
   expense                          504,117       654,804           10,067,069
 Depreciation                           677           677                6,684
                               ------------  ------------  -------------------
   Total Operating Expenses         504,794       655,481           10,073,753
                               ------------  ------------  -------------------
LOSS FROM OPERATIONS               (504,794)     (655,481)         (10,073,753)
                               ------------  ------------  -------------------
OTHER INCOME (EXPENSE)
 Gain on note repayment                   -             -               87,397
 Interest income                     13,000        12,154               74,156
 Interest expense                   (10,095)     (258,372)            (623,161)
 Loss on equity investment                -             -               (3,141)
                               ------------  ------------  -------------------
   Total Other Income (Expense)       2,905      (246,218)            (464,749)
                               ------------  ------------  -------------------
NET LOSS                       $   (501,889) $   (901,699) $       (10,538,502)
--------                       ============  ============  ===================
NET LOSS PER SHARE             $      (0.09) $      (4.24) $            (10.54)
                               ============  ============  ===================
WEIGHTED AVERAGE SHARES
 OUTSTANDING                      5,637,617       212,468            1,000,202
                               ============  ============  ===================

     See accompanying notes to condensed consolidated financial statements.

              TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
 ----------------------------------------------------------------------------

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

     See accompanying notes to condensed consolidated financial statements.



              TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
 FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
 ----------------------------------------------------------------------------

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


    See accompanying notes to condensed consolidated financial statements.

              TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
 ----------------------------------------------------------------------------

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


    See accompanying notes to condensed consolidated financial statements.



              TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
 FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
 ----------------------------------------------------------------------------

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

    See accompanying notes to condensed consolidated financial statements.

              TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
 ----------------------------------------------------------------------------


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


    See accompanying notes to condensed consolidated financial statements.



              TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
 FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
 ----------------------------------------------------------------------------

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

    See accompanying notes to condensed consolidated financial statements.




              TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
 FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
 ----------------------------------------------------------------------------

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


    See accompanying notes to condensed consolidated financial statements.

              TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
 ----------------------------------------------------------------------------


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


    See accompanying notes to condensed consolidated financial statements.




              TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
 FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
 ----------------------------------------------------------------------------

Sale of stock for cash at
$.01 less issuing costs
of $28
  12/17/02   150,000   15.0        1,457          -             -        1,472

Stock options exercised for
services at $.25
  12/19/02   200,000   20.0       49,980          -             -       50,000

Net Loss                                          -    (8,372,068)  (8,372,068)
           --------- ------  -----------  ---------  ------------  -----------

Balance,
Dec 31, 2002
           5,025,233 $  502  $10,298,800  $(540,000) $(10,036,613) $  (277,311)

Stock options exercised for
services at $.50
   1/22/03    40,000    4.0       19,996                                20,000

Stock options exercised for
services at $.10
   1/24/03    25,000    2.5        2,498                                 2,500

Stock issued for
cash at $.02
   2/14/03   250,000   25.0        4,975                                 5,000

Stock issued for convertible
debt conversion
   2/14/03   382,600   38.3        5,356                                 5,395

Stock options exercised for
services at $.25
   3/10/03    20,000    2.0        4,998                                 5,000

Stock options exercised for
services at $.13
   3/18/03   810,000   81.0      105,219                               105,300

Stock options exercised for
services at $.10
   3/18/03   150,000   15.0       14,985                                15,000

    See accompanying notes to condensed consolidated financial statements.




              TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
 FOR THE PERIOD FROM AUGUST 2, 2000 (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)
 ----------------------------------------------------------------------------

Stock issued for legal
services at $.50
   3/20/03   175,000   17.5       87,483                                87,500

Stock options exercised for
services at $.20
   3/24/03   700,000   70.0      139,930                               140,000

Stock options issued
for services
                                 616,637                               616,637

Net loss                                                 (501,889)    (501,889)
           --------- ------  -----------  ---------  ------------  -----------

BALANCE,
MARCH 31,
2003       7,577,833 $  757  $11,300,876  $(540,000) $(10,538,502) $   223,131
---------  ========= ======  ===========  =========  ============  ===========


    See accompanying notes to condensed consolidated financial statements.

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)


                               For the Three For the Three For the Period from
                               Months Ended  Months Ended    August 2, 2000
                                 March 31,     March 31,     (Inception) to
                                   2003          2002        March 31, 2003
                               ------------  ------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                      $   (501,889) $   (901,699) $       (10,538,502)
 Adjustments to reconcile net
  cash used in operating
  activities:
  Depreciation                          677           677                6,684
  Impairment of deferred
   operating costs                        -             -              320,000
  Impairment of licensing rights          -             -                6,999
  Stock based compensation from
   warrants issued with
   convertible debentures and
   stock                                  -       114,500              184,825
  Stock and options issued for
   services and amortized stock
   based expenses                   418,651       365,120            8,768,866
  Beneficial conversion feature
   of convertible debt                    -       250,000              450,000
  Gain on related party settlement        -             -              (87,397)
  Loss on equity investment               -             -                3,141
 Changes in assets and liabilities:
  Prepaid expenses                   54,067       (28,274)            (285,753)
  Other current assets               25,751       (83,423)             (27,856)
  Accounts payable                   (6,520)       18,069               66,382
  Accrued expenses                    5,671       (26,341)             142,465
  Other assets                            -                            (49,093)
                               ------------  ------------  -------------------
   Net Cash Used in Operating
    Activities                       (3,592)     (291,371)          (1,039,239)
                               ------------  ------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity investment                         -             -               (4,630)
Proceeds from (payments on)
 notes receivable-related party      21,503       (60,000)             (82,648)
Purchase of property, plant
 and equipment                      (15,395)            -              (28,934)
                               ------------  ------------  -------------------
  Net Cash Used In Investing
   Activities                         6,108       (60,000)            (116,212)
                               ------------  ------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/convertible and
long term debt                            -             -              480,333
Proceeds from notes payable -
related party                             -             -              160,750
Proceeds from notes payable
and line of credit                        -       249,885               29,803
Proceed from exercise of
stock options                             -             -               13,350
Payment of stock option costs             -             -               (3,125)
Proceeds from sale of common
stock                                 5,000       107,988              522,401
Payments on note payable-
related party                             -             -              (40,545)
                               ------------  ------------  -------------------
  Net Cash Provided by
   Financing Activities               5,000       357,873            1,162,967
                               ------------  ------------  -------------------

NET (DECREASE) IN CASH                7,516         6,502                7,516
CASH - BEGINNING OF PERIOD                -             -                    -
                               ------------  ------------  -------------------

CASH - END OF PERIOD           $      7,516  $      6,502  $             7,516
--------------------           ============  ============  ===================


    See accompanying notes to condensed consolidated financial statements.

             TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                (UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During the three months ended 3/31/03, the Company issued an aggregate of 1,780,000 options, having a fair value of $563,919, to four consultants for services related to agreements ranging from twelve to twenty-four months beginning during the three months ended 3/31/03. The portion applicable to future periods of $507,662 has been deferred by the Company as of 3/31/03.

During the three months ended 3/31/03, the Company issued an aggregate of 175,000 shares of common stock valued at $87,500, based on the fair market value on the issue date, to three attorneys for services to be provided for the year ending December 31, 2003. The portion applicable to the remainder of the year ended December 31, 2003 has been deferred by the Company as of 3/31/03.

During the three months ended 3/31/03, the Company issued 382,600 shares of common stock related to the conversion of $5,739 in convertible debentures.



    See accompanying notes to condensed consolidated financial statements.

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------

NOTE 1  BASIS OF PRESENTATION
------  ---------------------

The accompanying unaudited condensed consolidated financial statements include the accounts of Trezac International Corporation and Subsidiaries (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim condensed consolidated financial statements for the three months ended March 31. 2003 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three months ended March 31, 2003 are not necessarily indicative of' the results of operations for the year ending December 31., 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included, in the Company's Annual Report on Form 10-1(88/A for the year ended December 31, 2002, filed May 1,2003.

Also on July 25, 2002, the Board of Directors and a majority of shareholders of the Company approved an amendment to the Company's Certificate of Incorporation that authorized a name change from MarkctCcntral.Net Corp. to Trezac, Inc. The amendment also authorized a trading symbol change from MXCT to TRZC.

Certain amounts in the prior periods financial statements have been reclassified for comparative purposes to conform to the current year presentation.


NOTE 2  BASIS OF CONSOLIDATION
------  ----------------------

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------

NOTE 3  ACOUISITION
------  -----------

On March 21, 2001, FCOM, a private Colorado corporation, was acquired by MarketCentral. FCOM exchanged all of its issued and outstanding common stock, 7 A warrants and 7 B warrants exercisable at $800 and $1600, respectively for 1,548 shares of MarketCentral's common stock and acquired in a separate transaction from the majority stockholders of MarketCentral an additional 1,225 shares of common stock in exchange for a $325,000 convertible debenture. The convertible debenture was convertible at 60% of the average market price of MarketCentral's common stock for the 30 preceding days at the option of the debenture holder. Immediately upon completion of the acquisition, FCOM was relieved of $233,280 of the debt by releasing the shares to the debenture holders. During 2001, subsequent to the acquisition, $80,978 of the remaining $91,720 of convertible debentures were repaid in cash of $42,500 and the issuance of $38,478 in common stock. The remaining $10,742 is included in convertible debentures in the accompanying balance sheets. Due to the fact that following the acquisition, the stockholders of FCOM were in control of the combined entity, the acquisition is treated as a recapitalization of FCOM for accounting purposes. The operations of MarketCentral are included in the financials statements beginning on March 21, 2001. FCOM assumed $248,282 in debt in the transaction and has recorded this as a reduction of additional paid in capital.

NOTE 4  PREPAID EXPENSES
------  ----------------

As of March 31, 2003, the Company recorded a deferred consulting expense of $765,846 net of a valuation write-down charge of $37,239 and a charge to operations for amortization of $116,723 for the three months ended March 31, 2003, which are included in general and administrative expenses. The deferred asset represents the deferred portion of the fair value of stock and options issued to consultants for services that is being expensed over their respective lives. The valuation write-down charge during the three months ended March 31, 2003 was recorded due to the fact that the total fair value of the options issued for services was greater than the fair value of the services to be provided under the respective agreements. The Company will continue to evaluate the recoverability of the unamortized portion of the deferred consulting expense in subsequent periods.

As of March 31, 2003, the Company has recorded $9,589 in prepaid loan fees. Loan fees related to the Company's convertible debentures are being amortized over the life of the notes, which are one year. Amortization, which is included in interest expense in the accompanying statements of operations, related to these loan fees, was $9,080 for the Three months ended March 31. 2003.

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------


Additionally, prepaid expenses as of March 31, 2003 includes prepaid professional fees of $83,605, which will be applied against future invoices.


NOTE 5  NOTES AND INTEREST RECEIVABLE - RELATED PARTY
------  ---------------------------------------------

Prior to February 28, 2002, the Company entered into nine note agreements with an officer/stockholder aggregating approximately $650,000, of which $540,000 is recorded as a subscription receivable in the accompanying balance sheets. The notes are unsecured, due at various dates during 2006 and 2007 and bear interest at 8% per annum of the principal and accrued interest due at maturity. The Company has not loaned the officers/stockholder any amounts since February 2002 in accordance with the Sarbanes-Oxley Act of 2002. As of December 31, 2002, $66,554 remained unpaid. During the three months ended March 31, 2003, the officer/stockholder paid $21,503 related to these notes. In connection with the notes, the Company has recorded approximately $13,000 of interest income for the three months ended March 31, 2003 in the accompanying statements of operations. Accrued interest receivable was $71,949 as of March 31, 2003.


NOTE 6  NOTES PAYABLE - RELATED PARTY
------  -----------------------------

The Company received loans from stockholders aggregating $60,750 on various dates during the year ended December 31, 2002. The notes are unsecured, mature in forty-five days from issuance date, and bear interest at 8% per annum with principal and accrued interest due at maturity. The notes were not repaid or extended at their maturity dates and are in default as of March 31, 2003. The Company is currently working cut a payment plan with the stockholders to repay the notes.

Interest expense during the three months ended March 31, 2003 of $1,015 for the related party notes payable has been recorded by the Company and is included in interest expense in the accompanying statements of operations.

The Company also had other related party notes payable aggregating $206,045 as of December 31, 2001. Notes, with an aggregate value of $40,545, were repaid during the year ended December 31, 2002. Another note, with a value of $65,500, was forgiven during the year ended December 31, 2002. Another note, with a value of $100,000, was satisfied with a stock issuance during the year ended December 31, 2002 (See Note 7).

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------


NOTE 7  STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBT
------  -----------------------------------------

The Company had authorized 100,000,000 shares of $0001 par value common stock. In January 2002, the Board of Directors approved an amendment to the articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 500,000,000.

On January 31, 2002, the Company entered into a securities sale agreement with a group of investors providing for the issuance of 12% secured convertible debentures in the aggregate principal amount of $500,000 due January 31, 2003 at a conversion price calculated at the time of conversion for the aggregate consideration of $500,000 and warrants to purchase 10,000 shares of common stock, exercisable at the lesser of $5.70 or the average of the lowest three trading prices during the 20-day period prior to exercise, expiring January 31, 2005. On January 31, 2002, the Company received $250,000 and issued warrants to purchase 5,000 shares of common stock valued at $97,500 to be expensed as loans sees over the length of the note. All assets of the Company secure the debentures. Interest is payable on dates at the option of the holder. The debentures are convertible into shares of common stock at the lesser of $7.50 per share or 50% of the market price of the Company's common stock for the avenge of the lowest three trading prices during the 20-day period prior to conversion. The Company recorded $250,000 as interest expense for the beneficial conversion feature related to the debentures issued on January 31, 2002. During the year ended December 31, 2002, the Company also received $150,000 from the issuance of additional January 31, 2002 debentures. As of March 31, 2003. none of these debentures have been converted. The Company recorded $150,000 as interest expense for the beneficial conversion feature related to these debentures for the year ended December 31, 2002. The amounts due in January 2003 were riot repaid and the Company is currently working out a payment plan with the group of investors to repay the convertible debentures.

In order to provide additional working capital and financing for the Company's expansion, the Company entered into convertible debenture agreements with four accredited investors ("the Purchasers") on May 31, 2002 whereby the Purchasers acquired an aggregate of $50,000 of the Company's 15% Convertible Debentures, due May 31, 2003. As of March 31, 2003, none of these debentures have been converted. The Company issued warrants to purchase 980 common shares valued at $33,296, to be expensed as loan fees over the length of the notes. The warrants are exercisable immediately, and have a life of three years. The Company also recorded $50,000 as interest expense for the beneficial conversion feature related to these debentures during the year ended December 31, 2002.

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------


In order to provide additional working capital and financing for the Company's expansion, the Company entered into convertible debenture agreements with four accredited investors (the "Purchasers") on September 30, 2002 whereby the Purchasers will acquire an aggregate of $150,000 of the Company's 12% Convertible Debentures, due September 30, 2003. During the year ended December 31, 2002, the Company received $62,000 from the investors. As of March 31, 2003, none of these debentures have been converted. The Company issued warrants to purchase 300,000 common shares valued at $1,642, to be expensed as loan fees over the length of the notes. The warrants are exercisable immediately, and have a life of three years.

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

On March 20, 2001, the Company issued an aggregate of 1,879 shares of common stock for consulting services valued at $64 per share representing $120,265 in services. The Company issued 397 shares of cowman stock valued at $97 per share representing a $38,478 note payable convened to common stock to several consultants. Such issuance was made pursuant to the exemption provided in
Section 4(2) of the Securities Act fox transactions by an issuer not involving a public offering.

On March 21, 2001 the Company issued 1,548 shares of the Company's common stock in exchange for all of the issued and outstanding shares of common stock of FCOM and 7 A warrants and 7 3 Warrants to purchase shares of FCOM common stock. Such issuances were made pursuant to the exemption provided in
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On May 8, 2001 the Company issued 531 shares of the Company's common stock valued at $11 per share for $5,844 to several consultants in consideration for services rendered. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------


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

On September 6, 2001, the Company issued 625 shares of the Company's common stock upon the exercise of outstanding options by an unrelated party, which were exercised at $12 per &hare. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

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

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------

Also in September 2001, the Company approved a reverse stock split of the Company's common stock at the rate of 16 to 1 for stockholders of record on September 27, 2001. In connection with the reverse split, the Company issued 127 shares of common stock in order to prevent the issuance of fractional shares.

On October 10. 2001, the Company issued 60,000 shares of the Company's common stock to the Company's Chief Executive Officer, valued at $9 per share in exchange for a promissory note in the amount of $540,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On October 12, 2001, the Company executed a stock purchase agreement with an unrelated party, pursuant to which the Company may sell to offshore investors, up to 84,000 shares of the Company's restricted common stock. Pursuant to the stock purchase agreement, the Company agreed to sell to purchasers in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States shares of the Company's restricted common stock at a purchase price equal to 40% of the reported bid price of the Company's common stock as quoted on the OTC Bulletin Board for the five trading days preceding the date of purchase. During the year ended December 31, 2002, the Company issued 84,000 shares of the Company's common stock to investors designated by the unrelated party at prices ranging from $3.20 to $5.00 per share. Such issuances were made pursuant to the exemption provided in Regulation S of the Securities Act.

On October 17, 2001 and February 5, 2002, the Company issued 2,500 and 8,500 shares to a related party of the Company's common stock valued at $1.3 and $23 per share, respectively, as compensation for services rendered to the Company. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On October 17, 2001, the Company issued a tree-year warrant to one individual to purchase 5,000 shares of the Company's common stock exercisable at 120% of the closing bid of the Company's common stock on October 16, 2001, 31.00 per share. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On October 19, 2001, the Company issued 17,262 shares of the Company's common stock upon the conversion of outstanding debt by a related party in the aggregate amount of $224,408. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------


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

In December 2001 and January 2002 the Company issued 2,000 warrants to an entity to purchase the Company's common stock at prices ranging from $9.60 to $1.50 per share which warrants have since been cancelled. Such issuances were pursuant to the exemption provided iii Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------


In January 2002, the Company entered into a. three-month consulting agreement with an unrelated party for strategic and company development consulting in exchange for $33,750 and 3,000 shares of common stock valued at $55,000.

Also in January 2002, the Company issued warrants to certain partners of AdServers to purchase 2,000 shares of the Company's common stock at $24 per share, expiring in 2005 for the completion of the software system to be the used to sell the Company's products and services under the joint marketing agreement. The fair market value of the warrants of $34,000 was recorded as an additional capital contribution to AdServers. As of March 31, 2003, the development of the software system is still in the application stage, as defined by SOP 98-1. The value of the warrants is included in Equity Investment in the accompanying balance sheets.

In April 2002, the Company amended the Registration Statement of Form S-8 filed on December 4, 2001 with the Securities and Exchange Commission. The Post-Effective Registration Statement will register and issue into the existing 2001 Stock Option Plan an additional 40,000 shares.

Also in April 2002, the Company entered into a consulting agreement with an unrelated party for introductions to European ISP companies and related due diligence for a term of 6 months in exchange for a stock option to purchase 30,000 shares of the Company's common stock at $10 having a total fair value of $284,963. The stock option was immediately exercised as payment for a $300,000 invoice related to this agreement. The Company expensed the full $284,963 to operations during the year ended December 31, 2002.

In May 2002, the Company entered into a one year consulting agreement with an unrelated party for business advisory services in exchange for the option to purchase 2,500 shares of the Company's common stock at an exercise price of $10, and having a fair value of $132,474. The stock option was immediately exercised as payment in full for a $25,000 invoice. The transaction was recorded as deferred consulting expense and will be amortized over the life of the agreement. The Company expensed the full $132,474 to operations during the year ended December 31, 2002.

Also, in May 2002, the Company entered into a six-month consulting agreement with a related party for accounting and SEC reporting services in exchange for the option to purchase 1,500 shares of the Company's common stock at an exercise price of $10, and having a fair value of $64,486. The stock option was immediately exercised. The Company expensed the full $64,486 to operations during the year ended December 31, 2002.

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------


During June 2002, the Company entered into seven six-month consulting agreements, one with a related party and the remaining six with unrelated parties, in exchange for the options to purchase 38,500 shares of the Company's common stock at exercise prices ranging from $10 to $20. The stock options were all exercised immediately. The fair value of these option issuances totaled $724,349. The Company expensed the full $724,349 to operations during the year ended December SI, 2002.

On July 24, 2002, the Company issued 59,180 shares of common stock at $1.50 per share for extinguishment on $110,667 of related party notes payable and accrued interest. The stock issuance was valued at the fair market value on the grant date. The Company recorded a gain on the extinguishment of $21,897 during the year ended December 31, 2002.

During July 2002, the Company's Board of Directors authorized the creation of 25,000,000 shares of preferred stock, $.0001 par value per share. As of March 31, 2003, the Company had not issued any preferred stock.

During August 2002, the Company issued 3,000 shares of common stock at $3.30 per share for a three-month consulting agreement. The fair value of the issuance of $%900 was amortized over the life of the agreement. The Company expensed the full $9,900 to operations during the year ended December 31, 2002.

During October 2002, the Company issued 1,875,000 shares of common stock at $1.01 per share, the fair value of the Company's trading common stock on the grant date, for employment services to the Chief Executive Officer in accordance wit an employment agreement. The Company expensed the fill amount of $1,893,730 during the year ended December 31, 2002.

Also during October 2002, the Company issued 500,000 options to purchase 500,000 shares of the Company's common stock to an unrelated party for a twenty-four month consulting agreement. The options were issued at an exercise price of $.01, and having a fair value of' $482,765. The options were immediately exercised. The transaction has been recorded as a deferred consulting expense and will be amortized over the life of the agreement.

During November 2002 the Company issued 210,000 shares of common stock at $1.01, the fair value on the grant date, to two unrelated parties for full payment of consulting invoices. The Company expensed the full amount of $212,100 during the year ended December 31, 2002, which valued at the Company's closing price on the grant date.

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------


Also during November 2002, the Company issued 1,715,000 options to purchase 1,715,000 shares of the Company's common stock to various stockholders for payment on consulting agreements ranging from twelve months to twenty-four months. The options were issued at exercise prices ranging from S. 10 to $1
1)0, and having a total fair value of approximately $1,616,550. The options were immediately exercised. The transactions have been recorded as a deferred consulting expense and will be amortized over the lives of the agreements.

During December 2002 the Company issued 150,000 shares of common stock to an unrelated party for cash based on a stock purchase agreement. The issuance was valued at $.01 per share, which was less than the fair market value of the Company trading common stock on the grant date.

Also during December 2002, the Company issued 200,000 options to purchase 200,000 shares of the Company's common stock to a stockholder for payment on a consulting agreement of twenty-four months. The options were issued exercise price of $.25, and having a fair value of approximately $48,278. The options were immediately exercised. The transaction has been recorded as a deferred consulting expense and will be amortized over the life of the agreement

During the three months ended March 31, 2003, the Company placed 15,000,000 shares of common stock into an escrow account related to the Stock Purchase Agreement with Millagro SRL (See Note 10). The Stock Purchase Agreement is expected to close in May 2003. The Company will value the 15,000,000 shares based on the day the shares will be released from the escrow account since they will be legally transferred to the Millagro SRL members. There is no impact on the accompanying financial statements related to this issuance.

During January 2003, the Company issued 40,000 options, with an exercise price of $30 and a fair value of $3,891, to purchase 40,000 shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $3,891 during the three months ended March 31, 2003.

Also during January 2003, the Company issued 25,000 options, with an exercise price of $.10 and a fair value of $2,074, to purchase 25,000 shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $2,074 during the three months ended March 31, 2003.

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------


During February 2003, the Company issued 250,000 shares of common stock to an unrelated party for cash based on a stock purchase agreement. This issuance was valued at $.02 per share, which was less than the fair market value of the Company's trading common stock on the grant date.

Also during February 2003, the Company issued an aggregate of 382,600 shares of common stock to four different debenture holders for the conversion of $5,739 in convertible debt that was originally issued in January and September 2002.

During March 2003, the Company issued an aggregate of 175,000 shares of common stock at $.50, the fair market value on the grant date, to three different attorneys for services to be provided for the year ending December 31, 2003. As a result of the transaction, the Company has recorded current charges to operations of $21,875 for the three March 31, 2003 and deferred legal expenses of $65,625, which will be amortized over the life of the service agreement.

Also during March 2003, the Company issued 20,000 options, with an exercise price of $.25 and a fair value of $4,873, to purchase 20.000 shares of common stock to an employee for quarterly compensation. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $4,873 during the three months ended March
31, 2003.

Also during March 2003, the Company issued 810,000 options, with an exercise price of $.13 and a fair value of $80,553, to purchase 810,000 shares of common stock to a consultant in relation to a twenty-four month consulting agreement. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $1,678 during the three months ended March 31, 2003 and a deferred consulting expense of $78,875 as of March 31. 2003.

Also during March 2003, the Company issued 150,000 options, with an exercise price of $.10 and a fair value of $41,880, to purchase 150,000 shares of common stock to a consultant for payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $41,880 during the three months ended March 31, 2003.

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------


Also during March 2003, the Company issued 700,000 options, with an exercise price of $.20 and a fair value of $342,927 to purchase 700,000 shares of common stock to a consultant in relation to a twelve-month consulting agreement. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $14,539 during the three months ended March 31, 2003 and a deferred consulting expense of $334,388.

Also during March 2003, the Company issued 270,000 options, with an exercise price of $.36 and a fair value of $134,439, to purchase 270,000 shares of common stock to a consultant in relation to a twenty-four month consulting agreement. The options were not exercised as of March 31, 2003. As a result of the transaction, the Company has recorded a deferred consulting expense as of March 31, 2003 of $94,399 and a current charge to operations of $2,801 during the three months ended March 31, 2003 related to the amortization of the deferred consulting expense. Additionally, the Company recorded a current charge to operations of $37,239 for an impairment charge since the fair value of the options issued for these services was greater than the fair value of the services to be provided under the agreement.

On July 25, 2002, the Board of Directors and a majority of shareholders of the Company voted to effectuate a 100:1 reverse stock split of the Company's currently issued and outstanding shares of cannon stock. As a result of the reverse split, 36,699,191 common shares were retired and replaced by 366,992 common shares. All shares and per share amounts have been retroactively restated to reflect this transaction.


NOTE 8  COMMITMENTS AND CONTINGENCIES
------  -----------------------------

(A) License Agreement
---------------------

On May 7, 2002, the Company entered into a new license agreement with a Costa Rican corporation. Based on the terms of the agreement, the Costa Rican corporation, at the direction of its directors, will license the Company to utilize certain pn3prietary technology in connection with another corporation and associated services. The Company will have an exclusive license for one year, and nonexclusive rights for an additional seven years to represent the other corporation. The parties agree that for full consideration for the license a nonrefundable operating fee shall be payable to the Company

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------


directed by the Costa Rican corporation on the basis of revenue from the other corporation's operations. The purchase of the license will be made with 1,000 common shares of the Company's common stock delivered as restricted under rule 144 as full payment. Management will value the license fee and the stock at $50,000 each. 'The license fee shall be equal to 0.5% of the gross revenue of the other corporation generated by all USA based merchants during the first year and 0.25% of the gross revenue during the subsequent seven years. As of March 31, 2003, no stock has been issued nor were any services performed under this agreement.

In relation to the above new license agreement, the Company entered into a one year consulting agreement with a consultant. The agreement became effective on May 8, 2002, the consultant agreed to monitor the other corporation's operations at the Company's head offices, provide oversight of all business operations that involve the Company's clients in the United States, and provide the other corporation's expertise to the Company as required when liaisoning with the Company's clients with respect to the other corporation's products and services. The consideration for this consulting agreement was the option to purchase 2,500 shares of the Company's common stock.

(B) Investment Agreement
------------------------

During December 2001, the Company entered into an investment agreement to sell up to 65,000,000 shares of the Company's common stock having an aggregate purchase price of $10,000,000 over a four-year period beginning upon a registration statement being declared effective. The Company decides the number of shares to sell during a 10-day period each quarter. The purchase price of the shares is subject to certain limitations based on the market price and trading volume of the Company's common stock. The Company paid a placement fee and an advisory fee equal to 5% to the sales purchase amounts. The Company issued 865,384 shares of common stock valued at $112,500 as an advisory fee, 288,461 shares of common stock valued at $37,500 as a commitment fee, 1,153,846 shares of common stock valued at $150,000 as a placement fee and 307,692 shares of common stock valued at $20,000 for legal fees. These fees were recorded as deferred offering costs as of December 31, 2001.

During the year ended December 31, 2002, the Company recorded a $320,000 charge to operations related to these fees since the sale was never completed and the agreement was terminated.

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------


(C) Joint Marketing Agreement
-----------------------------

In July 2001 the Company entered into a joint marketing agreement with AdServers to act as the non-exclusive sales representative for the Company's products and services for a period of three years and may be automatically renewed for successive one-year periods. The Company shall pay commissions of 20% or 50% on net revenues generated from the sale of the Company's non-primary and primary products and services, respectively. Since no revenues have been generated through March 31, 2003, no commissions have been paid.

(D) Stock Sale Agreement
------------------------

In October 2001, the Company entered into a stock sale agreement with an international company to sell up to 84,000 restricted shares of common stock. The Company also agreed to issue three-year warrants to purchase 500 shares of common stock at 120% of the closing hid price prior to the date funding is received for every $50,000 funded. During the year ended December 31, 2001, the Company sold 50,487 shares of common stock for $180,441 and issued 150,000 warrants. During the year ended December 31, 2002, the Company sold the remaining 33,513 shares of common stock for $107,988. Additionally, the Company issued 3,360 shares of common stock for consulting fees related to this agreement valued at $57,120 that were fully expensed during the year ended December 31, 2002 to operations.

(E) Litigation
--------------

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

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------


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

During March 2002, a third party filed a complaint against the Company, in the Arapahoe County District Court. After service of the complaint, the Company and the plaintiff settled the litigation. In connection with the settlement, the Company recorded $40,000 to operations during the year ended December 31,2002.


NOTE 9  GOING CONCERN
------  -------------

The Company's financial statements for the three months ended March 31, 2003 have been prepared on a going concern basis, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss from operations of $10,538,502 since inception and a negative cash flow from operating activities of $1,039,239 since inception. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                       (F/K/A TREZAC CORPORATION)
                     (F/K/A MARKETCENTRAL.NET CORP.)
                      (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31. 2002
                        --------------------


NOTE 10  SUBSEQUENT EVENTS
-------  -----------------

On January 22, 2003, the Company entered into a Stock Purchase Agreement
("the Agreement") with Millagro SRI,, a company doing business in the Republic of Moldova, ("the acquiree") whereby the Company will acquire 100% of the ownership interests in the acquiree for a total consideration of $8,250,000. The consideration will be paid by the Company's issuance of Rule 144 restricted shares of common stock on the effective date of the agreement. Generally accepted accounting principles in the United States of America require that the company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result of the exchange, Millagro SRL will become the majority shareholder and accordingly the accounting acquirer and the transaction will be treated as a reverse acquisition and recapitalization of Millagro SRL. The transaction is expected to close during May 2003.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 1 above.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to the demand for Registrant's services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.


Plan of Operation
-----------------

Trezac International Corporation ("Trezac" or "the Company") primary business is directed to achieve a high rate of capital growth for its shareholders by acquiring significant holdings in companies which the members of its Board of Directors consider to be fundamentally sound, but which are valued at an intrinsic discount to the Directors' estimate of their private market value. The Company has moved its business focus this past year from marketing to Internet Service Providers (ISP's) delivering state-of-the-art advertising and promotion infrastructure to acquiring businesses in Eastern Europe, particularly in the country of Moldova. Trezac plans to identify and acquire specific businesses in Moldova in a roll up strategy.

On January 22, 2003, the Company entered into a Stock Purchase Agreement
("the Agreement") with Millagro SRI,, a company doing business in the Republic of Moldova, ("the acquiree") whereby the Company will acquire 100% of the ownership interests in the acquiree for a total consideration of $8,250,000. The consideration will be paid by the Company's issuance of Rule 144 restricted shares of common stock on the effective date of the agreement. Generally accepted accounting principles in the United States of America require that the company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result of the exchange, Millagro SRL will become the majority shareholder and accordingly the accounting acquirer and the transaction will be treated as a reverse acquisition and recapitalization of Millagro SRL. The transaction is expected to close during May, 2003.

Trezac's acquisition strategy is designed to create a group independent companies under the umbrella of holding company. Our geographical acquisition focus will be initially the Republic of Moldova.

Moldova enjoys a favorable climate and excellent farmland. The country has no major mineral deposits. As a result, the economy depends heavily on agriculture, featuring fruits, vegetables, vineyards, and tobacco. Moldova must import all of its supplies of energy. Oil, coal, and natural gas, are largely purchased from Russia. Energy shortages contributed to sharp production declines after the breakup of the Soviet Union in 1991. As part of an ambitious post Soviet reform effort, Moldova introduced a stable convertible currency, freed all prices, stopped issuing preferential credits to state enterprises, backed steady land privatization, removed export controls, and freed interest rates. Moldova is still considered the poorest country in Europe.

Management's vision is to be involved in the production and distribution of significant portions of Moldova's line of staple services and products. Management believes this includes: staple food diet, alcohol and beverage products, breads and pastries, processed meat and tobacco and consumer energy in the form of Liquid Propane Gas (LPG).

The Company plans to achieve Economies-of-scale by instituting modern management practices and practical accounting consolidations. Trezac has laid plans to vertically expand through acquisition, combination and/or merger.

Trezac works locally through specialist business consultants, investment bankers and philanthropic funds to identify and acquire undervalued opportunities for development and capitalization. The focus in each acquisition is on building sales, acquiring profitable assets, up dating data systems and positioning subsidiaries for sales to, barter with, or joint venture with key market leaders.

Going Concern - The Company experienced operating losses for the three months ended March 31, 2003. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has a net loss from operations of $10,538,502 since inception and a negative cash flow from operating activities of $1,039,239 since inception. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.


Results of Operations
---------------------

During the three months ended March 31, 2003, the Company generated no revenue revenue, this compares to no revenue for the same period last year. For the three months ended March 31, 2003, the Company incurred a net loss of $(501,889) or a loss of $(0.09) per share as compared to net loss of $(901,699) or a loss of $(4.24) pr share for the same period last year. As compared to the same period last year, the Company's net loss dropped by $399,810. The net loss for the current Quarter included general and administrative expenses of $504,117 as compared to $654,804 for the same period last year. Other expenses for the three months ended March 31, 2003, included interest expense of $10,095 as compared to $285,372 for the same period last year. The reduced general and administrative expenses and interest expense, resulted in a reduction of net losses for this first Quarter as compared to last year's results. Since the Company's inception the Company has lost $(10,538,502).

Management does not believe the company will generate any significant profit in the near future, as developmental, marketing costs and acquisition costs will most likely exceed any anticipated revenues.

Unless the Company can start generating additional revenues, it is questionable that it can remain a Going Concern. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Liquidity and Capital Resources
-------------------------------

The Company had authorized 100,000,000 shares of $.0001 par value common stock, prior to 2002. In January, 2002, the Board of Directors approved an amendment to the articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 500,000,000.

As of March 31, 2003, the Company's current assets exceeded its current liabilities by approximately $41,766. As of March 31, 2002, the Company's current liabilities exceeded its current assets by approximately $452,461. The bulk of this turnaround, of increased currents assets over current liabilities is due to prepaid consulting fees of $765,846.

During January, 2003, the Company issued 40,000 options, with an exercise price of $30 and a fair value of $3,891, to purchase 40,000 shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised.

Also during January 2003, the Company issued 25,000 options, with an exercise price of $.10 and a fair value of $2,074, to purchase 25,000 shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised.


During February 2003, the Company issued 250,000 shares of common stock to an unrelated party for cash based on a stock purchase agreement. This issuance was valued at $.02 per share, which was less than the fair market value of the Company's trading common stock on the grant date.

Also during February 2003, the Company issued an aggregate of 382,600 shares of common stock to four different debenture holders for the conversion of $5,739 in convertible debt that was originally issued in January and September 2002.

During March 2003, the Company issued an aggregate of 175,000 shares of common stock at $.50, the fair market value on the grant date, to three different attorneys for services to be provided for the year ending December 31, 2003. As a result of the transaction, the Company has recorded current charges to operations of $21,875 for the three March 31, 2003 and deferred legal expenses of $65,625, which will be amortized over the life of the service agreement.

Also during March 2003, the Company issued 20,000 options, with an exercise price of $.25 and a fair value of $4,873, to purchase 20.000 shares of common stock to an employee for quarterly compensation. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $4,873 during the three months ended March
31, 2003.

Also during March 2003, the Company issued 810,000 options, with an exercise price of $.13 and a fair value of $80,553, to purchase 810,000 shares of common stock to a consultant in relation to a twenty-four month consulting agreement. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $1,678 during the three months ended March 31, 2003 and a deferred consulting expense of $78,875 as of March 31. 2003.

Also during March 2003, the Company issued 150,000 options, with an exercise price of $.10 and a fair value of $41,880, to purchase 150,000 shares of common stock to a consultant for payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $41,880 during the three months ended March 31, 2003.

Also during March 2003, the Company issued 700,000 options, with an exercise price of $.20 and a fair value of $342,927 to purchase 700,000 shares of common stock to a consultant in relation to a twelve-month consulting agreement. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $14,539 during the three months ended March 31, 2003 and a deferred consulting expense of $334,388.

Also during March 2003, the Company issued 270,000 options, with an exercise price of $.36 and a fair value of $134,439, to purchase 270,000 shares of common stock to a consultant in relation to a twenty-four month consulting agreement. The options were not exercised as of March 31, 2003. As a result of the transaction, the Company has recorded a deferred consulting expense as of March 31, 2003 of $94,399 and a current charge to operations of $2,801 during the three months ended March 31, 2003 related to the amortization of the deferred consulting expense. Additionally, the Company recorded a current charge to operations of $37,239 for an impairment charge since the fair value of the options issued for these services was greater than the fair value of the services to be provided under the agreement.

During the three months ended March 31, 2003, the Company issued an aggregate of 1,780,000 options, having a fair value of $563,919, to four consultants for services related to agreements ranging from twelve to twenty-four months beginning during the three months ended March 31, 2003.

During the three months ended March 31, 2003, the Company issued an aggregate of 175,000 shares of common stock valued at $87,500, based on the fair market value on the issue date, to three attorneys for services to be provided for the year ending December 31, 2003.

During the three months ended March 31, 2003, the Company issued 382,600 shares of common stock related to the conversion of $5,739 in convertible debentures.

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company from time to time may be involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former shareholders of the Company are routine and incidental.

Trezac's subsidiary, FCOM, Inc. and its President have been named as Defendants in a suit filed November 4, 2001 in the Superior Court of the State of Colorado for County of Denver by a stockholder who purchased 100,000 shares of FCOM for $50,000. The shareholder alleges his investment in the Company was based on improper information. This shareholder seeks the return of his investment as well as punitive damages and legal expenses from the defendants.

ITEM 2.  Changes in Securities and Use of Proceeds

On September 28, 2001, the Company effectuated a reverse 16 for 1 stock split. On July 25, 2002, the Company effectuated a reverse 100 for 1 stock split.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the three months ended March 31, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   99.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

   99.2 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

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

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TREZAC INTERNATION CORPORATION
                                       ------------------------------
                                                 Registrant

Dated:  May 23, 2003

                                     By:   /s/ Paul Taylor
                                     ----------------------------------
                                               Paul Taylor
                                               Chairman, President
                                               Chief Executive Officer
                                               Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 23, 2003

                                     By:   /s/ Paul Taylor
                                     ----------------------------------
                                               Paul Taylor
                                               Chairman, President
                                               Chief Executive Officer
                                               Secretary

Exhibit 99.1 -- Chief Executive Officer Certification (Section 302)

                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Paul Taylor, certify that:

     1.   I   have  reviewed  this  quarterly  report  on  Form 10-QSB of Trezac
          International Corporation;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 23, 2003                        /s/ Paul Taylor
------------                        ------------------------------------
                                        Paul Taylor
                                        Chief Executive Officer