Form 10KSB/A
period 2002-12-31
TREZAC INTERNATIONAL CORP
filed 2003-07-02
CIK 1068170

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                            ------------------------

                               AMENDMENT NO 2 TO
                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________


                         Commission file number:  0-25891

                        TREZAC INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              TEXAS                                 76-0270330
       ------------------------               ----------------------
       (State of Incorporation)               (IRS Employer I.D. No.)

             1240 South Parker Road, Suite 203, Denver, CO  80231
             ----------------------------------------------------
                  (Address of principal executive offices)

                                303-283-6368
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer had no revenues for its most recent fiscal year.

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

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                    CONTENTS


CONTENTS

                                                                         PAGE
PART I

    Item 1.  Description of Business..................................... 3
    Item 2.  Description of Property.....................................14
    Item 3.  Legal Proceedings...........................................14
    Item 4.  Submission of Matters to a Vote of Security Holders.........14

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters....15
    Item 6.  Management's Discussion and Analysis or Plan of Operation...25
    Item 7.  Financial Statements........................................30
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................31

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act.............................................33
    Item 10. Executive Compensation......................................36
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management...............................................39
    Item 12. Certain Relationships and Related Transactions..............42
    Item 13. Exhibits and Reports on Form 8-K............................45
    Item 14  Control and Procedures......................................51

SIGNATURES   ............................................................52


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

COMPANY OVERVIEW

Trezac International Corporation was originally incorporated under the name Great American Leasing, Inc. in Texas on December 28, 1987. On March 21, 1997, we amended our certificate of incorporation to change our name to All American Consultant Aircraft, Inc. and on March 1, 1999, we amended our certificate of incorporation to change our name to MarketCentral.net Corp, and on July 25, 2002 we amended our certificate of incorporation to change our name to Trezac International Corporation. Our primary business is directed to achieve a high rate of capital growth for our shareholders by acquiring significant holdings in companies which the members of its Board of Directors consider to be fundamentally sound, well managed and profitable, but which are valued at a discount to the Directors' estimate of their intrinsic market valuation.
On March 21, 2001, the Company acquired 100% of FCOM, Inc. ("FCOM") a private Colorado Corporation. FCOM's business plan was initially focused on providing fixed wireless internet connectivity, however this proved not to be feasible as a result of certain technological complications. FCOM then entered the current business of offering a range of media, marketing technology products and services. Since the FCOM acquisition did not prove itself to be a going concern for the Company, management moved its business focus this past year from marketing to Internet Service Providers (ISP's) delivering state-of-the-art advertising and promotion infrastructure to acquiring non-cyclical, consumer businesses in Eastern Europe, particularly in the country of Moldova. Trezac is poised to become an acquisition parent company operating in the U.S., and Eastern Europe.

RECENT EVENTS AND ACQUISITIONS

On January 22, 2003, the Company entered into a stock purchase agreement with Millagro SRL, ("Millagro") a Moldovan corporation, located in the former Soviet Republic, and the shareholders of Millagro. The completion and closing of the Agreement is subject to an audit of Millagro's revenues and assets for fiscal year 2001. Pursuant to the terms of the Agreement, the Company will acquire all of the issued and outstanding shares of capital stock of Millagro from the Millagro Shareholders in exchange for newly issued restricted shares of the Company's common stock valued in United States Dollars at $8,250,000. The Company issued 103,125,000 restricted shares of the Company's common stock to cover the cost of the Acquisition at a value of $0.08 per share. The share price was established based on May 29, 2003, the Effective Date of the acquisition. As part of the Acquisition, at the closing, the Company's Board of Directors will appoint Esper Gullatt, Jr., as Chief Financial Officer,
Iurie Bordian as Chief Operating Officer and a member of the Company's Board of Directors, Ruslan Romanciuc, officer and a member of the Board, Constantin Volnitichii, officer and a member of the Company's Board of Directors.

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


OUR SERVICES

Since the Company acquired FCOM, Inc ("FCOM"), management has moved its business focus this past year to acquire non-cyclical, consumer businesses in Eastern Europe, particularly in the country of Moldova. On March 21, 2001, the Company acquired 100% of FCOM, a private Colorado Corporation. FCOM is a digital services and component content provider that integrates digital components from multiple application providers, partners and vendors into a single unified service distributed at the wholesale level. Mr. Paul Taylor, the CEO of Trezac International Corporation, was the CEO, director and majority shareholder of FCOM prior its acquisition.

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

In July 2001, we entered into a joint marketing agreement with AdServersOnline, which enables us to market their Internet advertising/marketing services to ISP's globally. Our joint marketing agreement with AdServersOnline resulted in no commissions and no revenues for the Company. AdServersOnline provided the software capabilities, all relevant technologies, inventory and ongoing advertising sales. The agreement has a term of three years, and may be automatically renewed for successive one year periods. With the demise of the dot.com companies, we were unable to generate business through AdServersOnline.


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

Trezac's acquisition strategy is designed to create an independent agri-industrial holding company in Moldova. Management believes the key to success of the Company is a dedication to Western business disciplines instead of the management style and systems that still are used throughout much of Eastern Europe. The Company plans to achieve economies-of-scale by instituting modern management practices and consolidation at the executive levels. We plan to aggressively penetrate several market segments. Mr Bourdian, the Company's future Chief Operating Officer has run large agriculture businesses for several years, whereas, Mr Taylor has no experience running a large business.


Our first acquisition in Moldova was Millagro. Millagro Corporation is a leader in developing high-quality competitively-priced farm products and in supplying them to growers. The Company provides livestock farmers with well-balanced nutritional feeds. They also produce seeds of all types for Moldova's farming community as well as customers throughout Eastern Europe.

The completion and closing of the Agreement is subject to an audit of Millagro's revenues and assets for fiscal year 2001. Pursuant to the terms of the Agreement, the Company will acquire all of the issued and outstanding shares of capital stock of Millagro from the Millagro Shareholders in exchange for newly issued restricted shares of the Company's common stock valued in United States Dollars at $8,250,000. The Company issued 103,125,000 restricted shares of the Company's common stock to cover the cost of the Acquisition at a value of $0.08 per share. The share price was established based on May 29, 2003, the Effective Date of the acquisition.

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

Primarily Agrarian Economy - Moldova enjoys a favorable temperate climate and good farmland; as a result, the economy is agriculturally-centered, focusing on grains, fruits and wine. International financial and relief agencies are forecasting favorable growth for the Moldovan agricultural economy as it seeks to regain its position as the bread basket of Eastern Europe. No other country in the world has soil content consisting of 80% chernozem (extremely fertile) soil. Moldova ranked in the top 5 in food production amongst the 15 former republics of the Soviet Union, lagging only the much larger territories of Russia, Ukraine, Kazakhstan and Uzbekistan. Based upon production per square acre, Moldova far surpasses the productivity of all of Eastern Europe. The Moldovan Government has been intensifying subsidies to agriculture companies in the last five years, as have international organizations such as the World Health Organization, the United Nations and the World Bank. Trezac is at the forefront of Moldova's agri-industry and should benefit greatly from the Western economic initiatives already in place.

Trezac will seek to secure export licenses and transactional approval from appropriate agencies facilitating the export of U.S. agricultural products and especially niche market food products from Moldova.


STRATEGIC PROGRAMS

The GSM 102 Program, the Supplier Guarantee Program, and the Facility Credit Guarantee Program represent the most likely tools for securing government export financing assistance for agriculture products exported from Moldova. This is new program for the Company, where management has no experience in working the GSM 102 Program. Management perceives this as a learning curve and will report progress as the Company progresses with the Facility Credit Guarantee Programs.

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


RISK FACTORS

An investment in our common stock is speculative in nature and involves a high degree of risk. You should carefully consider the following risks. The price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You also should refer to the other information included in this Form 10-KSB, including the financial statements and related notes.

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

We have not earned revenues and we may not earn revenues in the future. We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal year ended December 31, 2002, we had a net loss of $(8,372,068). We expect to continue to incur significant operating expenses as we acquire Moldovan companies. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses.

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS.

We plan to raise additional funds to develop our operations. We may seek additional capital through

   o   an offering of our equity securities,
   o   an offering of debt securities, or
   o   by obtaining financing through a bank or other entity.

Management anticipates the Company will need to raise between $1,800,000 - $3,000,000 over the next six months, in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 506, of the Act.

If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us. Any future offering of securities may not be successful. We may not be able to continue to operate if we are unable to obtain additional capital when needed.

WE LACK THE FINANCIAL RESOURCES TO ADEQUATELY COMPETE WITH LARGER COMPANIES.

The Company will be involved in intense competition with other business entities, seeking acquisition candidates in Eastern Europe, particularly Moldova. Many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in identifying and executing suitable business opportunities.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities in Eastern Europe, particularly Moldova. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of other agricultural companies in Moldova that may be desirable target candidates for us.

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

OUR INVESTMENT ACTIVITIES IN MOLDOVA MAY NOT BE SUCCESSFUL.

The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunities in Moldova. While management intends to seek business combination(s) with entities having established operating histories, in Eastern Europe, we cannot assure you that we will be successful in locating candidates meeting that criteria. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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


INVESTMENT RISKS:

OUR ACCOUNTANT'S DOUBT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our Accountant's have expressed their opinion in our financials statements that we have the ability top continue as a going concern. The Company has a net loss from operations of $8,372,068 since inception, a negative cash flow from operating activities of $582,498, a working capital deficiency of $452,461 and a stockholders' deficiency of $277,311. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. (See Financial "Note 10 Going Concern.")

WE HAVE CERTAIN CONVERTIBLE SECURITIES OUTSTANDING SOME OF WHOSE CONVERSION RATE IS CURRENTLY INDETERMINABLE. AS SUCH, PURCHASERS OF OUR COMMON STOCK COULD EXPERIENCE SUBSTANTIAL DILUTION OF THEIR INVESTMENT UPON CONVERSION OF SUCH SECURITIES.

If our outstanding debentures and warrants are converted to common stock, this would dilute the value of your common stock and decrease the price of our stock.

The number of convertible debentures could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

The shares of common stock into which the debentures may be converted and the shares of common stock issuable upon exercise of the warrants are being registered pursuant to this registration statement.

As of March 14, 2002, we have reserved 195,438 in connection with the sale of our convertible debenture transaction. In addition to the securities described above, as of March 14, 2002, 650,000 shares of our common stock were reserved for issuance in connection with our equity line of credit agreement entered into with Dutchess Private Equities Fund, LP. These issued shares do not reflect the July 25, 2002, 100:1 reverse stock split. The outstanding debentures and warrants that are tied to the current market price.

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

Additionally, as the selling security holder converts portions of its convertible note and sells the shares of common stock into the market, the price for our shares of common stock will decrease as a result of the influx of shares into the market. In net, as the selling shareholder converts additional shares of common stock the price will continue to decrease.

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

YOU MAY BE SUBJECT RISKS IN STOCK PRICE FLUCTUATION S DUE TO SHORT SELLERS OF OUR STOCK.

Short selling of our stock represents sell orders by persons owning no shares of stock. In a short selling transaction, a person agrees to sell shares in the future and a buyer agrees to purchase shares from the seller at a fixed future price. The short seller is essentially predicting that the price of the stock will be lower when the future sale occurs. This may suppress the trading price of the stock because the market will perceive short selling as a lack of confidence in the value of the stock, since the short seller will only make money on the sale if he or she can buy the stock for a lower price than the agreed short sale price. In order to minimize short selling our stock, The Company's shareholders voted and removed by physical delivery shares of Depository Trust & Clearing Corporation eligible stock. This means our common stock can only be held in certificate form in the name of the actual Purchaser, Owner or Owners.

THE NATURE OF OUR MOLDOVAN OPERATIONS ARE SEASONAL AND SPECULATIVE WHICH CAN RESULT IN QUARTERLY FLUCTUATIONS IN OUR OPERATING RESULTS.

Seasonality in the Moldovan agricultural industry is likely to cause quarterly fluctuations in Trezac's operating results. Because of the Company's limited operating history in the Moldovan agricultural business, management does not know which seasonal patterns, if any, will predominate. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition. If seasonality in the agricultural business causes quarterly fluctuations, there could be a material adverse effect on the Company's business.

A SUBSTANTIAL AMOUNT OF CONTROL IS HELD BY PRESENT MANAGEMENT, WHO CAN CONTROL A SHAREHOLDER ACTION.

Following the acquisition of Millagro, our management will own approximately 84 percent of the issued and outstanding shares in our Company. This means they can control any shareholder action.

IF WE IDENTIFY ANY SUITABLE BUSINESS COMBINATIONS, YOU ARE SUBJECT TO DILUTION WHICH WILL LOWER THE VALUE OF YOUR SHARES.

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

The Company's subsidiary, FCOM, Inc. and its President have been named as Defendants in a suit filed November 4, 2001 in the Superior Court of the State of Colorado for County of Denver by a stockholder who purchased 100,000 shares of FCOM for $50,000. FCOM, is a Company subsidiary. The shareholder alleges his investment in the Company was based on improper information. This shareholder seeks the return of his investment as well as punitive damages and legal expenses from the defendants. Since this case has been dormant, it is difficult to quantify legal expenses or the potential of punitive damages.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

On July 25, 2002, the Board of Directors and a majority of shareholders of the Company approved an amendment to the Company's Certificate of Incorporation that authorized a name change from MarketCentral.Net Corp. to Trezac Corp. The amendment also authorized a trading symbol change from MKCT to TREZ. The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.


                                                           HIGH         LOW
                                                         --------    --------

YEAR ENDED DECEMBER 31, 2001

First Quarter                                            $  480.00    $256.00
Second Quarter                                           $1,500.00    $208.00
Third Quarter                                            $  432.00    $ 32.00
Fourth Quarter                                           $   15.00    $  7.00

YEAR ENDED DECEMBER 31, 2002*

First Quarter                                            $    3.00    $  1.00
Second Quarter                                           $    6.00    $  6.00
Third Quarter                                            $   37.00    $  0.50
Fourth Quarter                                           $    2.00    $  0.10

--------

* The above prices are adjusted to reflect a one for one hundred reverse stock split effected in September 2002.

*Our common stock began trading under the symbol MKCT in November, 2001.
** Our common stock began trading under the symbol TRZC in September, 2002.

Reverse Stock Splits
--------------------

On September 28, 2001, the Company effectuated a reverse 16 for 1 stock split. In September, 2002, the Company effectuated a reverse 100 for 1 stock split.

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

During the last three years, we have issued unregistered securities to the persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder, or Regulation S where indicated. All recipients had adequate access, through their relationships with us, to information about us. The facts relied upon to make these exemptions available were that each of the issuances were made to a limited number of parties that were accredited investors and each of these parties were provided access to information regarding our company or, through their relationship with the our company, were aware of our activities.

On or about January 5, 1999, we issued to accredited investors 16,000 shares of our common stock at a purchase price of $2.50 per share for an aggregate purchase price of $40,000. Such issuances were issued in reliance upon the exemption from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended.

In February 1999, we granted stock options to its then key directors, advisors and consultants to acquire up to a total of 4,000 shares of common stock at an exercise price of $500.00 per share and exercisable for a period of five years from the date of grant. Additional options to purchase 160,000 shares for certain consulting services were granted at exercise price ranging from $500.00 per share to $1,250 per share. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In 1999, Intrepid International LTD rendered financial services to us at a fair value of $54,048 in exchange for which we issued 360 shares of our restricted common stock. We also issued 10,000 shares of restricted common stock to a business consultant. The value of the stock on the issued date (September 14, 1999) was $313 per share. Such issuances were made pursuant to the exemption provided in Section 4(2)of the Securities Act for transactions by an issuer not involving a public offering.
In March 2000 we issued 390 shares of our common stock to Frank Evanshen for financial services rendered which shares were valued at $562.50 per share. Such issuance was made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In April 2000 we issued 200 shares of our common stock to one consultant for services rendered which shares were valued at $300.00 per share. Such issuance was made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In May and June 2000 we issued an aggregate of 279 shares of its common stock for professional and consulting services rendered to Frank Evanshen which shares were valued at an average of $245.80 per share. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In July 2000 we issued an aggregate of 209 shares of our common stock to Frank Evanshen for professional and consulting services rendered which shares were valued at $262.50 per share. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On or about September 14, 2000, we issued 560 shares of its common stock to Meridian Mercantile, Inc., for consulting services. Such issuance was made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On March 20, 2001, we issued an aggregate of 1,879 shares of common stock for consulting services valued at $64.00 per share representing $120,264 in services. We issued 397 shares of common stock valued at $97.00 per share representing a $38,478 note payable converted to common stock to several consultants. Such issuance was made pursuant to the exemption provided in
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On March 21, 2001 we issued 1,548 shares of our common stock in exchange for all of the issued and outstanding shares of common stock of FCOM and 747 A warrants and 747 B Warrants to purchase shares of FCOM common stock. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On May 8, 2001 we issued 531 shares of our common stock valued at $11 per share for $5,844 to several consultants in consideration for services rendered Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On June 22, 2001 we issued 250 shares of our common stock as compensation for services rendered valued at $21.00 per share to several consultants. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On July 17, 2001 we issued 1,313 and 2,656 shares of our common stock valued at $16.00 per share and $160.00 per share to Joseph Bodenstein in consideration for consulting services rendered to Trezac. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On July 23, 2001 we issued 313 and 469 shares of our common stock valued at $240 and $11 per share for, respectively, to consultants for services rendered to us. Such issuances were made pursuant to the exemption provided in
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On July 31, 2001 we issued 250 shares of our common stock to AdServersOnline, LLC, valued at $9.00 per share, to purchase 3,191.50 membership interests in AdServersOnline, LLC. We also issued 313 shares of our common stock valued at $9.00 per share to purchase 24,250 membership units in AdServersOnline, LLC and 100% of Online Asset Courtesy, Inc. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On September 6, 2001 we issued 625 shares of our common stock upon the exercise of outstanding options by Joseph Bodenstein which were exercised at $12.00 per share. Such issuances were pursuant to the exemption provided in
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On September 17, 2001 we issued 469 shares of our common stock upon the exercise of outstanding options which were exercised at $5.60 per share by Joseph Bodenstein and on September 28, 2001 we issued 750 shares of our common stock upon the exercise of outstanding options by Joseph Bodenstein which were exercised at $3.50 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On September 7, 2001 we issued 1,250 shares of our common stock valued at $.1 for services rendered by several consultants. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

Also in September, we approved a reverse stock split of our common stock at the rate of 16 to 1 for stockholders of record on September 27, 2001. In connection with the reverse split, we issued 127 shares of common stock in order to prevent the issuance of fractional shares.

On October 10, 2001 we issued 60,000 shares of our common stock to our President, Paul Taylor, valued at $.9 per share in exchange for a promissory note in the amount of $540,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On October 12, 2001, we executed a stock purchase agreement with Pro-Video International, Inc., a Belize corporation, pursuant to which we may sell to offshore investors, up to 84,000 shares of our restricted common stock. Pursuant to the stock purchase agreement, we agreed to sell to purchasers in an offshore transaction which was negotiated outside of the United States and consummated outside of the United States shares of our restricted common stock at a purchase price equal to 40% of the reported bid price of our common stock as quoted on the OTC Bulletin Board for the five trading days preceding the date of purchase. As of March 15, 2002, we have issued 84,000 shares of our common stock to investors designated by Pro-Video International, Inc. at prices ranging from $3.20 to $5.00 per share. Such issuances were made pursuant to the exemption provided in Regulation S of the Securities Act.

On October 17, 2001 and February 5, 2002 we issued 2,500 and 7,500 shares to Esper Gullatt, Jr. of our common stock valued at $13.00 and $23.00 per share, respectively, as compensation for services rendered to Trezac. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On October 17, 2001 we issued a three year warrant to one individual to purchase 5,000 shares of our common stock exercisable at 120% of the closing bid of our common stock on October 16, 2001, $1.00 per share. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On October 19, 2001 we issued 17,262 shares of our common stock upon the conversion of outstanding debt by Roy Spectorman, Jerry Kaplen, Allen Kessler and Peter Waters in the aggregate amount of $224,408. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On October 19, 2001 we issued a three year warrant to one individual to purchase 300,000 shares of our common stock exercisable at $14.00 per share and on October 24, 2001 we issued warrants to two individuals to purchase, pursuant to a consulting agreement, an aggregate of 100,000 shares of our common stock exercisable at $14.00 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On October 24, 2001, the Company issued 150 shares of our common stock upon the exercise of outstanding options by Joseph Bodenstein which were exercised at $4.00 per share. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On November 8, 2001 we issued a warrant to one individual to purchase
10,000 shares of our common stock at an exercise price of $1.00 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On December 3, 2001, we issued 1,000 shares of our common stock to AdServersOnline for patent rights valued at $7,000. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On December 3, 2001, we issued 9,400 shares of common stock to Media
Relations Strategy, Inc. valued at $10.00 per share for services rendered to the Company. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On December 20, 2001, we issued 26,154 shares of our common stock valued at $320,000 to several companies for deferred offering costs related to an investment agreement. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In December 2001 and January 2002 we issued 2,000 warrants to an entity to purchase our common stock at prices ranging from $9.60 to $1.50 per share which warrants have since been cancelled. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On January 1, 2002, we entered into a consulting agreement with The N.I.R. Group for a term or three months. Under the terms of the agreement, in consideration of the services undertaken by NIR, on February 5, 2002 and March 5, 2002, we issued 10,000 shares and 20,000 shares, respectively of our common stock valued at $55,000. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On January 15, 2002 we issued 15,000 shares of our common stock to one consultant for financial services valued at $80,500. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On January 24, 2002 we issued warrants to three individuals to purchase an aggregate of 3,000 shares of our common stock. Such warrants were issued to partners of AdserversOnline, LLC. Such warrants are for a term of three years and are exercisable at $0.24 per share. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On January 31, 2002, we entered into a private financing transaction with four investors, AJW Partners LLC, New Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC, and AJW/New Millennium Offshore, Ltd. (collectively, the Buyers), under the terms of which the Buyers purchased (a) convertible debentures in the aggregate principal amount of up to $500,000 (together with any debenture(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, convertible into shares of our common stock and (b) warrants to purchase up to 10,000 shares of our common stock, each as described below. The terms of debentures provide for full payment on or before January 31, 2003, with interest of 12% per annum. The terms of the warrants entitle each buyer to purchase shares of our common stock at a price equal to $.50 per share, at any time after January 31, 2002 and before January 31, 2004. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On March 12, 2002, we issued 33,600 shares of our common stock to Atlantis Investments, Ltd. for consulting fees valued at $57,120. Such shares were valued at the closing price of our common stock on the day prior to issuance, $17.00 per share, and such shares will be locked up and prohibited from sale until April 2003. In March we also issued to the NIR Group 200,000 shares of our common stock for consulting services rendered to Trezac, pursuant a consulting agreement. Such shares were valued at $0.17 per share for an aggregate value of $34,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In April 2002, we issued to one company a stock option to purchase 30,000 shares of our common stock at $10.00 per share as consideration for entering into a consulting agreement for introductions to European ISP companies and related due diligence for a term of 6 months. The stock option was immediately exercised as payment in full for a $300,000 invoice. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In April 2002, we issued to one company a stock option to purchase 2,500 shares of the our common stock at $10.00 per share inconsideration for entering into a consulting agreement for advertising services for a term of 6 months. The stock option was immediately exercised as payment in full for a $25,000 invoice. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In April 2002, we issued to one company 1,000 shares of common stock valued at $11,000 and granted a stock option to purchase 500 shares of our common stock at an exercise price of $10.00 per share in consideration for entering into a consulting agreement for business advisory services for a term of 6 months. The stock option was immediately exercised as payment in full for a $5,000 invoice. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In May 2002, we issued 1,000 shares of common stock to one company in consideration for entering into a license agreement for the use of the CuroCheck Online Check Processing services operated by a Costa Rican company for a term of eight years. Management has valued the license fee and the stock at $50,000 each. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In May 2002, we also entered into a consulting agreement with a Director of the Costa Rican company to operate the license for a term of one year in exchange for a stock option to purchase 2,500 shares of our common stock at an exercise price of $10.00 per share valued at $25,000. The stock option was immediately exercised. Such issuance was pursuant to the exemption provided in
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On May 31, 2002, we entered into Amendment No. 1 to the Securities Purchase Agreement dated January 31, 2002 with four investors, AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd (f/k/a AJW/New Millennium Offshore, LTD") and AJW Qualified Partners, LLC (f/k/a "Pegasus Capital Partners, LLC") (collectively, the Buyers), under the terms of which the Buyers purchased (a) convertible debentures in the aggregate principal amount of $50,000 (together with any debenture(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, convertible into shares of our common stock and (b) warrants to purchase up to 100,000 shares of our common stock, each as described below. The terms of debentures provide for full payment on or before May 31, 2003, with interest of 12% per annum. The terms of the warrants entitle each buyer to purchase shares of our common stock at a price equal to $.50 per share, at any time after May 31, 2002 and before May 31, 2004. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On June 18, 2002, we issued an aggregate of 21,313 shares of common stock to four consultants in consideration for consulting services valued at $335,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On June 19, 2002, we issued an aggregate of 2,500 shares of common stock to one consultants in consideration for consulting services valued at $25,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On June 27, 2002, we issued an aggregate of 10,000 shares of common stock to two consultants in consideration for consulting services valued at $250,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On July 15, 2002, we entered into Amendment No. 2 to the Securities
Purchase Agreement dated January 31, 2002 with four investors AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd (f/k/a AJW/New Millennium Offshore, LTD") and AJW Qualified Partners, LLC (f/k/a "Pegasus Capital Partners, LLC") (collectively, the Buyers), under the terms of which the Buyers purchased (a) convertible debentures in the aggregate principal amount of $200,000 (together with any debenture(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, convertible into shares of our common stock and (b) warrants to purchase up to 400,000 shares of our common stock, each as described below. The terms of debentures provide for full payment on or before July 15, 2003, with interest at 12% per annum. The terms of the warrants entitle each buyer to purchase shares of our common stock at a price equal to $.50 per share, at any time after July 15, 2002 and before July 15, 2004. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On September 30, 2002, we entered into a private financing transaction with four investors, AJW Partners LLC, New Millennium Capital Partners II, LLC, AJW Offshore, Ltd. and AJW Qualified Partners, LLC (collectively, the September Buyers), under the terms of which the September Buyers purchased (a) convertible debentures in the aggregate principal amount of up to $150,000 (together with any debenture(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, convertible into shares of our common stock and (b) warrants to purchase up to 300,000 shares of our common stock, each as described below. The terms of debentures provide for full payment on or before September 30, 2003, with interest at 12% per annum. The terms of the warrants entitle each buyer to purchase shares of our common stock at a price equal to the lesser of (i) $.15 per share and (ii) the average of lowest three (3) inter-day trading prices during the twenty trading days immediately prior to exercise, at any time after September 30, 2002 and before September 30, 2004. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In September 2002, we issued 1,875,000 shares of common stock to Mr. Paul Taylor, our sole executive officer and director, in consideration for services provided to us valued at $150,000. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In September 2002, we issued 500,000 shares of common stock to one technical consultant in consideration for services provided to us valued at $100,000. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

In October 2002, the Company issued 1,875,000 shares of common stock at $1.01 per share, the fair value of the Company's trading common stock on the grant date, for employment services to the Chief Executive Officer in accordance with an employment agreement. Such issuances were made pursuant to the exemption provided in Section 4(2)of the Securities Act for transactions by an issuer not involving a public offering.

In October 2002, the Company issued 500,000 options to purchase 500,000 shares of the Company's common stock to an unrelated party for a twenty-four month consulting agreement. The options were issued at an exercise price of $.01, and having a fair value of $482,765. The options were immediately exercised. The transaction has been recorded as a deferred consulting expense and will be amortized over the life of the agreement. Such issuances were made pursuant to the exemption provided in Section 4(2)of the Securities Act for transactions by an issuer not involving a public offering.

In November 2002 the Company issued 210,000 shares of common stock at $1.01, the fair value on the grant date, to two unrelated parties for full payment of consulting invoices. Such issuances were made pursuant to the exemption provided in Section 4(2)of the Securities Act for transactions by an issuer not involving a public offering.

In November 2002, the Company issued 1,715,000 options to purchase 1,715,000 shares of the Company's common stock to various stockholders for payment on consulting agreements ranging from twelve months to twenty-four months. The options were issued at exercise prices ranging from $.10 to $1.00, and having a total fair value of approximately $1,616,550. The options were immediately exercised. The transactions have been recorded as a deferred consulting expense and will be amortized over the life of the agreements. Such issuances were made pursuant to the exemption provided in Section 4(2)of the Securities Act for transactions by an issuer not involving a public offering.

In December 2002 the Company issued 150,000 shares of common stock to an unrelated party for cash based on a stock purchase agreement. The issuance was valued at $.01 per share, which was less than the fair market value of the Company trading common stock on the grant date. Such issuances were made pursuant to the exemption provided in Section 4(2)of the Securities Act for transactions by an issuer not involving a public offering.

In December 2002, the Company issued 200,000 options to purchase 200,000 shares of the Company's common stock to a stockholder for payment on a consulting agreement of twenty-four months. The options were issued at an exercise price of $.25, and having a fair value of approximately $48,278.
The options were immediately exercised. The transaction has been recorded as a deferred consulting expense and will be amortized over the life of the agreement. Such issuances were made pursuant to the exemption provided in
Section 4(2)of the Securities Act for transactions by an issuer not involving a public offering.

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

Management has developed a plan of operations for the next twelve months which includes the proposed acquisition activities:

Proposed Acquisition Activity - Phase One 2003:

First Acquisition: On January 22, 2003, the Company entered into a stock purchase agreement with Millagro SRL, a Moldovan corporation and the shareholders of Millagro. The completion and closing of the Agreement is subject to an audit of Millagro's revenues and assets for fiscal year 2001. Pursuant to the terms of the Agreement, the Company will acquire all of the issued and outstanding shares of capital stock of Millagro from the Millagro Shareholders in exchange for newly issued restricted shares of the Company's common stock valued in United States Dollars at $8,250,000. The Company issued 103,125,000 restricted shares of the Company's common stock to cover the cost of the Acquisition at a value of $0.08 per share. The share price was established based on May 29, 2003, the Effective Date of the acquisition. Millagro is a leader in developing high-quality competitively-priced farm products and in supplying them to growers. The Company provides livestock farmers with well-balanced nutritional feeds. They also produce seeds of all types for Moldova's farming community as well as customers throughout Eastern Europe. Millagro's Research and Development facility works on agricultural growth, breeding operations and government approval of new sorts of seeds, including wheat, sunflower and grass cultivation.

Second Planned Acquisition: A Moldovan corporation which produces its own butane and propane. This Company was established in December 1995 and is the main importer and supplier of propane and butane gas in Northern Moldova. Its wholesale and retail customers include both corporate and residential facilities. Since Moldova does not produce its own butane and propane, this company has contracts with Russia's main gas providers, including Gazprom,
Itera Group and LukOil, to distribute fuel to its customers.   Management has
already had discussions with this provider of LPG in Moldova. It may take another six months for this company to finalize its two year audited financials to US GAAP standards. At that time, management plans to pursue this acquisition.

Third Acquisition: A Moldovan sausage factory company. Its brand name is established throughout the region since the company was founded in 1904. This company had its largest growth boom when it was the main meat supplier for the Soviet Army; it still is one of the main suppliers for the Russian military forces. This company is the largest processed meats company in Moldova and also exports its branded meats throughout much of Europe.

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

General and administrative costs.

General and administrative costs were $7,907,952 for the year ended December 31, 2002, as compared to $1,255,861 for the same period last year. The costs were a direct result of the development of the business model and continued increase of professional and consulting fees. With respect to stock-based compensation of consultants and other non-employees, included in General and administrative costs resulted in charges to operations of $7,103,937 and $401,869 for the years ended December 31, 2002 and 2001. The capture of stock-based compensation costs accounted for the 600% increase in general and administrative costs. The Company also had stock-based compensation, a portion of which was recorded as capitalized prepaid consulting fees of $303,171 and $101,970 as of December 31, 2002 and 2001 (See Financial Footnote 3).

Interest expense was $600,106 and $12,960 for the years ended December 31, 2002 and 2001.

Liquidity and Capital Resources.

The Company had authorized 100,000,000 shares of $.0001 par value common stock, prior to 2002. In January 2002, the Board of Directors approved an amendment to the articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 500,000,000.

As of December 31, 2001, our current assets exceeded our current liabilities by approximately $154,404. As of December 31, 2002, our current liabilities exceeded current assets by approximately $452,461. We had negative cash flows from operations of $582,498. The negative cash flow was a result of increased prepaid expenses ($230,850) , gain on extinguishments of debt ($87,397) interest receivables, ($49,093) and our increase net loss ($8,372,068) which was primarily due to a $7,103,937 expense of stock and options issued for services. The Company leases their facilities from Mr. Paul Taylor, an Officer and Director of the Company. The estimated fair market value of the office space is valued at $1,400 per month.

Management anticipates the Company will need to raise between $1,800,000 - $3,000,000 over the next six months, in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 506, of the Act.

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

PAGES F-16-39   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,
                2002


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors of:
Trezac International Corporation, Inc.
(f/k/a Trezac Corporation)
(f/k/a Marketcentral.net Corporation)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Trezac International Corporation, Inc. and subsidiary (f/k/a Trezac Corporation) (f/k/a MarketCentral.net Corp.) (a development stage company) (the "Company") as of December 31, 2002, and the related consolidated statement of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has a net loss from operations of $10,036,613 since inception, a negative cash flow from operating activities of $1,035,647 since inception, a working capital deficiency of $452,461 and a stockholders' deficiency of $277,311. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 11, 2003

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

                    TREZAC INTERNATIONAL CORPORATION, INC.
                                AND SUBSIDIARY
                          (F/K/A TREZAC CORPORATION)
                       (F/K/A MARKETCENTRAL.NET CORP.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                               For the Year  For the Year  For the Period from
                                  Ended         Ended        August 2, 2000
                               December 31,  December 31,    (Inception) to
                                   2002          2001       December 31, 2002
                               ------------  ------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                      $ (8,372,068) $ (1,264,814) $       (10,036,613)
 Adjustments to reconcile net
  cash used in operating
  activities:
  Depreciation                        2,707         2,708                6,007
  Stock based compensation from
   warrants issued with
   convertible debentures and
   stock issuances                  184,825             -              184,825
  Stock and options issued for
   services                       7,103,937     1,151,683            8,350,215
  Write-off of deferred
   offering costs                   320,000             -              320,000
  Impairment of licensing fees        6,999             -                6,999
  Gain on extinguishments of debt   (87,397)            -              (87,397)
  Beneficial conversion feature
   of convertible debt              450,000             -              450,000
  Loss on equity investment               -         3,141                3,141
 Changes in assets and liabilities:
  Deposits and employee receivables (43,501)       (5,681)             (53,607)
  Prepaid expenses                 (230,850)     (108,970)            (339,820)
  Interest receivable               (49,093)            -              (49,093)
  Accounts payable                   71,153        (5,624)              72,902
  Accrued expenses                   60,790       (27,392)             136,794
                               ------------  ------------  -------------------
Net Cash Used in Operating
    Activities                     (582,498)     (254,949)          (1,035,647)
                               ------------  ------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity investment                         -        (4,630)              (4,630)
Purchase of equipment                     -             -              (13,539)
Notes receivable - related party    (70,000)      (19,837)            (104,151)
                               ------------  ------------  -------------------
  Net Cash Used In Investing
   Activities                       (70,000)      (24,467)            (122,320)
                               ------------  ------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/(payments of)
convertible debt                    522,833       (42,500)             480,333
Proceeds from notes payable and
line of credit                            -        29,803               29,803
Proceeds from notes payable -
related party                        60,750       100,000              160,750
Payments on notes payable -
related party                       (40,545)            -              (40,545)
Proceed from exercise of stock
options                                   -        13,350               13,350
Payment of stock option costs             -        (3,125)              (3,125)
Proceeds from sale of common
stock                               109,460       180,441              517,401
                                ------------  ------------  -------------------
  Net Cash Provided by
   Financing Activities             652,498       277,969            1,157,967
                               ------------  ------------  -------------------

NET INCREASE (DECREASE) IN CASH           -        (1,447)                   -

CASH - BEGINNING OF PERIOD                -         1,447                    -
                               ------------  ------------  -------------------

CASH - END OF PERIOD           $          -  $          -  $                 -
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

            TREZAC INTERNATIONAL CORPORATION, INC. AND SUBSIDIARY
                         (F/K/A TREZAC CORPORATION)
                      (F/K/A MARKETCENTRAL.NET CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2002
                           -----------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS
------ -----------------------------------------------------------------

     (A) ORGANIZATION AND BUSINESS OPERATIONS
     ----------------------------------------

     Trezac International Corporation, Inc. (formerly known as Trezac Corp.) (formerly known as MarketCentral.net Corp.)(the "Company") was incorporated in the state of Colorado August 2, 2000. The Company is in the developmental stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company is a development stage provider of products and services that enable publishers, advertisers, direct marketers and promotional merchants to market products and/or advertisements to Internet Service Providers (ISP) subscribers.

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

     (D) DEFERRED OFFERING COSTS
     ---------------------------

     The Company has charged all previously capitalized deferred offering costs
     to expense during the year ended December 31, 2002.   This  resulted  in a
     $320,000 charge to operations for the year ended December 31, 2002.
     (See Note 8c)

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


NOTE 2  ACQUISITION
------  -----------

     On March 21, 2001, FCOM, a reporting shell company, was acquired by the Company. The Company exchanged all of its issued and outstanding common stock, 747 A warrants and 747 B warrants exercisable at $800 and $1600, respectively for 1,548 shares of the Company's common stock and acquired in a separate transaction from the majority stockholders of the Company an additional 1,225 shares of common stock in exchange for a $325,000 convertible debenture. The convertible debenture was convertible at 60% of the average market price of the Company's common stock for the 30 preceding days at the option of the debenture holder. Immediately upon completion of the acquisition, FCOM was relieved of $233,280 of the debt by releasing the shares to the debenture holders. During 2001, subsequent to the acquisition, $80,978 of the remaining $91,720 of convertible debentures were repaid in cash of $42,500 and the issuance of $38,478 in common stock. Due to the fact that following the acquisition, the stockholders of FCOM were in control of the combined entity, the acquisition is accounted for as though FCOM is the accounting acquirer and the acquisition is treated as a recapitalization of FCOM for accounting purposes. The operations of MarketCentral are included in the financial statements beginning on March 21, 2001. FCOM assumed $248,282 in debt in the transaction and has recorded this as a reduction of additional paid in capital.

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

     In order to provide additional working capital and financing for the Company's expansion, the Company entered into convertible debenture agreements with four accredited investors (the "Purchasers") on September 30, 2002 whereby the Purchasers will acquire an aggregate of $150,000 of the Company's 12% Convertible Debentures, due September 30, 2003. As of December 31, 2002, the Company received $62,000 from the investors and none of these debentures have been converted. The Company issued warrants to purchase 300,000 common shares valued at $1,642, to be expensed as loan fees over the length of the notes. The warrants are exercisable immediately, and have a life of three years.

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

     On March 21, 2001 the Company issued 1,548 shares of the Company's common stock in exchange for all of the issued and outstanding shares of common stock of FCOM and 747 A warrants and 747 B Warrants to purchase shares of FCOM common stock. Such issuances were made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

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


NOTE 10  GOING CONCERN
-------  -------------

     The Company's financial statements for the year ended December 31, 2002 have been prepared on a going concern basis, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss from operations of $10,036,613 since inception, a negative cash flow from operating activities of $1,035,647, a working capital deficiency of $452,461 and a stockholders' deficiency of $277,311. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the years ended December 31, 1999 and 2000 and subsequent interim period preceding the dismissal Rogoff & Company, the Company's accountant, there were no disagreements between the Company and its former CPA, Rogoff & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Rogoff & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its reports.

In January, 2002, the Registrant engaged AJ. Robbins as its principal accountant to audit the Registrant's financial statements as successor to Rogoff & Company. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted AJ. Robbins regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did AJ. Robbins, PC. provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted
AJ. Robbins, PC. on any matter that was the subject of a disagreement or a reportable event.

On August 7, 2002, the, received a letter dated July 31, 2002 from AJ. Robbins, PC. ("AJ. Robbins"), its independent public accountants, notifying the Company that AJ. Robbins, PC. has resigned as its independent public accountants.

AJ. Robbins' PC. opinion in its report on the Company's financial statements for the year ended December 31, 2001 and for the period from August 2, 2000 (inception) to December 31, 2000 expressed substantial doubt with respect to the Company's ability to continue as a going concern. During the two most recent fiscal years and the subsequent interim period preceding August 7, 2002, AJ. Robbins, PC. did not issue any other report on the financial statements of the Company which contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during the two most recent fiscal years and the subsequent interim period preceding August 7, 2002, there were no disagreements with AJ. Robbins, PC. within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AJ. Robbins, PC., would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report they might have issued.

In January, 2002, the Registrant engaged Weinberg & Company, PA as its principal accountant to audit the Registrant's financial statements as successor to AJ. Robbins, PC. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Weinberg & Company, PA regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did Weinberg
& Company, PA provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Weinberg & Company, PA on any matter that was the subject of a disagreement or a reportable event.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Our directors and executive officers are as follows:


Current Executive Officers and Directors:

Name                     Age       Position with Registrant
----                     ---       ------------------------

Paul Taylor              44       President and Director

Esper Gullatt, Jr.       44       Director, (CFO following the Millagro
                                             acquisition)


Proposed Executive Officers and Directors:

Name                     Age       Position with Registrant
----                     ---       ------------------------

Iurie Bordian            45       Chief Operating Officer, Director

Ruslan Romanciuc         23       Director and Senior VP Operations

Constantin Volnitchi     42       Director and Senior VP Operations


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

Taylor co-founded Hyde Park Advisors and served as a principal of Hyde Parks Advisors a NASDAQ member, broker dealer affiliate of Regency Capital Partners. From 1993 to 1995, Mr. Taylor served as a Senior Vice President of W. J. Nolan and Company; a New York based Bond Brokerage House. From 1990 to 1993, Mr. Taylor co-founded the BGL Offshore Fund. Mr. Taylor was the CEO, director and majority shareholder of FCOM prior its acquisition by Trezac.

On February 12, 2003, the Company entered into an Officer and Director Agreement with Mr. Taylor, to serve as Chairman and Chief Executive office for a two year term commencing May 15, 2003. (See Exhibit 10.25 "Officer and Director Agreement.")


Proposed Executive Officers and Directors:
------------------------------------------

Esper Gullant, Jr. - Director

Esper Gullant, Jr. was appointed a Director in the Company on January 9, 2003. Mr. Gullatt shall oversee and direct all activities related to the Auditing and Accounting processes of the Company, as well as oversight of all Auditing and Accounting processes in the Company's subsidiaries. Mr. Gullatt, has served as a consultant to the Company since July, 2001. On January 9, 2003, he was appointed Director of the Company. For the period from October, 2000 through July, 2001, Mr. Gullatt worked for FCOM providing business development services. From March 1999 through October 2000, Mr. Gullatt worked for Telecom Wireless Corporation as Executive Vice President Business Operations. From July 1998 to March, 1999 Mr. Gullatt served as the Chief Executive Officer for Capstone Group Corporation located in Englewood Colorado and he served as the Chief Financial Officer for Data Cellular Computer Solutions from October 1995 through July, 1998.

In February, 2002, the Company entered into an agreement with Esper Gullatt, Jr. for a twelve month period whereby Mr. Gullatt's responsibilities include providing consulting services related to the financial preparation of MarketCentral.net Corp and/or our subsidiaries. For his services the Company agreed to issue to Mr. Gullatt a fee of 7,500 (reflects July 25, 2002 reverse stock split) restricted shares of its common stock. On February 12, 2003, the Company entered into an Officer and Director Agreement with Mr. Gullant, for a two year term commencing May 15, 2003. (See Exhibit 10.26 "Officer and
Director Agreement.")


Iurie Bordian - Chief Operating Officer, Director

Iurie Bordian recruited to the position of COO of Trezac in May, 2003.
From 2002 to 2003 he co-founded MILLAGRO SRL in Moldova and serves as Director General. In 2002, he was Director General of MA-VEST SRL, in Moldova. From 1998 to 2000 he was CFO and Financial Director of MA-VEST SRL,

Moldova. From 1994-1998 he was Chief Legal Department of "MA-VEST" SRL. From 1992-1994 he worked in the State Control Department of the Republic of Moldova as Chief of its District Branch in the District of Soroca. From 1990-1992 he was on the City Council in the District of Soroca From 1988-1990 he was legal counselor for the Ministry of Internal Affairs of the Republic of Moldova Investigator (Economic and Financial offences) From 1985-1990 Public Prosecutor's Office Republic of Moldova, Chief Investigator. From 1983-1985 District Trade Association - District of Soroca, Legal Counselor. Education:
1978-1983 State University of Moldova, University Cluj-Napoca, Romania Specialization - Financial Law. His language skills include: Romanian - native; Russian, French - fluent. Some English.


Ruslan Romanciuc - Director and Senior VP Operations

June 2001 - Present Millagro SRL. Manager Analytical-Economic Department
2001 Graduated International Management Institute, Finance Faculty
Strong language skills include: Romanian - native; Russian, French - fluent, English - fluent.


Constantin Volnitchi - Director and Senior VP Operations

Jan. 2003 - Present SRL Millagro as General Director
1997 - 2003 Chief of the State Security Department of Soroca district
1989 - 1997 1st assistant of the Chief of Police Department Soroca district 1984 - 1989 Studied Law at Superior Military School, Law Faculty, Saint-Petersburg


Compliance with Section 16(A) Of the Securities Exchange Act Of 1934

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                                  Number    Transactions     Known Failures
                                 Of late    Not Timely       To File a
Name and principal position      Reports    Reported         Required Form
---------------------------      -------   --------------    --------------
Paul Taylor, President                 2            0             0
Esper Gullatt, Jr.                     0            0             0
Iurie Bordian                          0            0             0
Ruslan Romanciuc                       0            0             0
Constantin Volnitchi                   0            0             0

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Involvement on Certain Material Legal Proceedings During the Last Five Years

(1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.


ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning executive compensation.



                           SUMMARY COMPENSATION TABLE
                          -----------------------------
         Annual Compensation                 Awards        Payouts
        ---------------------                 ------        -------
Name and                                      Restricted
Principal                                     Stock
Position(s)              Year    Salary($)    Bonus($)    Other($)      Awards
                                                        Compensation  (# shares)
-----------------------   ----   --------- --------    --------      ----------
Paul Taylor
Chairman of the Board
Chief Executive Officer
Treasurer and Secretary   2002   $125,000          -           -            -
                          2001   $125,000          -   6,000,000(*)
                          2000   $      -          -           -            -






Roy Spectorman
Former President          2002          -          -           -            -
                          2001          -          -           -            -
                          2000   $108,000          -           -            -

Esper Gullatt, Jr.
   CFO
   Director
   (Appointed May, 2003)

 ------------

(*) Pursuant to Mr. Taylor's employment agreement, Mr. Taylor agreed to purchase
60,000 shares of our restricted common stock at the purchase price of $9.00 per share for which payment we accepted a five year promissory note.




OPTION GRANTS IN FISCAL YEAR 2002

We have not granted any options to our officers or directors to purchase shares of our common stock for the fiscal year ended December 31, 2002.


EMPLOYMENT AGREEMENTS

Paul Taylor
-----------

On February 12, 2003, we entered into an employment agreement to retain the services of Paul R. Taylor to serve as our chairman for a term of two years. Pursuant to the agreement we have agreed to pay Mr. Taylor a base salary of $185,000 per year cash payable in installments according to the Company's
regular payroll schedule.   Mr. Taylor shall have irrevocable eligibility for
annual increases of the base salary to a maximum of 10% per year, but not decreases, at the discretion of the Board. Mr. Taylor's annual bonus is equal to maximum of 750% of the Chairman's annual salary at the discretion of the Board. Also pursuant to the employment agreement, Mr. Taylor is scheduled to receive 8,206,900 common shares restricted under rule 144 upon the completed acquisition of Millagro SRL. The Company agrees to compensate Taylor with common stock upon any subsequent acquisitions to a maximum of 12% of each acquisition price when paid in stock, or stock to the value of a maximum of 12% in each occurrence if acquisition is paid for in cash.

As part of the Employment Agreement with Mr. Taylor, the Company has agreed to provide Mr. Taylor with director's and officer's insurance of up to $10,000,000 which insurance we have not yet obtained. Included in the agreement, Mr. Taylor has executed a confidentiality and a non-compete clause for the term of his employment. The Employment Agreement can be terminated for the following reasons: a) in the event the employee intentionally breaches a material provision of the Employment Agreement; b) either Party may terminate this Agreement at any time by giving written notice to the other; c) termination shall be in addition to and shall not affect its rights and remedies regarding confidentiality, nonsolicitation of employees, other remedies in the employment agreement and indemnification; d) upon termination the employee shall have the right to receive all compensation for any period subsequent to the date of such termination; e) upon termination for cause or not for cause, all stock held by the employee will be deemed fully vested under Rule 144 and the Company will provide a legal opinion at the Company's expense stating such 144 stock held by employee is fully vested, and remove legend if applicable under Rule 144.


Esper Gullatt, Jr.
------------------

On February 12, 2003, we entered into an employment agreement to retain the services of Esper Gullatt, Jr. to serve as a Director of our Company for a term of two years commencing on May 15, 2003. Pursuant to the agreement we have agreed to pay Mr. Gullatt a base salary of $168,000 per year cash payable in
installments according to the Company's regular payroll schedule.   Mr. Gullatt
shall have irrevocable eligibility for annual increases of the base salary to a maximum of 10% per year, but not decreases, at the discretion of the Board. Mr. Gullatt 's annual bonus is equal to maximum of 750% of the annual salary at the discretion of the Board. Also pursuant to the employment agreement, Mr. Gullatt is scheduled to receive 8,206,900 common shares restricted under rule 144 upon the completed acquisition of Millagro SRL. The Company agrees to compensate Gullatt with common stock upon any subsequent acquisitions to a maximum of 10% of each acquisition price when paid in stock, or stock to the value of a maximum of 10% in each occurrence if acquisition is paid for in cash.

As part of the Employment Agreement with Mr. Gullatt, the Company has agreed to provide Mr. Gullatt with director's and officer's insurance of up to $10,000,000 which insurance we have not yet obtained. Included in the agreement, Mr. Gullatt has executed a confidentiality and a non-compete clause for the term of his employment. The Employment Agreement can be terminated for the following reasons: a) in the event the employee intentionally breaches a material provision of the Employment Agreement; b) either Party may terminate this Agreement at any time by giving written notice to the other; c) termination shall be in addition to and shall not affect its rights and remedies regarding confidentiality, nonsolicitation of employees, other remedies in the employment agreement and indemnification; d) upon termination the employee shall have the right to receive all compensation for any period subsequent to the date of such termination; e) upon termination for cause or not for cause, all stock held by the employee will be deemed fully vested under Rule 144 and the Company will provide a legal opinion at the Company's expense stating such 144 stock held by employee is fully vested, and remove legend if applicable under Rule 144.

STOCK PLANS

     Effective March 17, 2003 we adopted a 2003 plan ("Plan") to provide a means of non-cash remuneration to selected eligible participants who contribute most to our operating progress and earning power. Pursuant to the Plan, we have a total number of 10,000,000 shares of our common stock reserved for issuance either directly as stock awards or as shares of common stock underlying options granted. The Plan will terminate on November 26, 2005. On March 17, 2003, we registered the shares of our common stock which underlie our Plan on a Form S-8 registration statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of the Company's outstanding common stock prior the acquisition of Millagro as of May 1, 2003, (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group, prior to and upon completion of this Offering. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.


                             Number of shares of           Percent of
                             common stock                  common stock
                             beneficially                  beneficially
Name of                      owned or right                owned or right
Beneficial Owner             to direct vote                to direct vote (1)
---------------------        -----------------------       ------------------
Paul Taylor (2)(3)               1,937,271(3)                 23.0%
CEO, Chairman

Z3 Limited(4)                      750,000                     8.9%

Esper Gullatt, Jr. (5)             103,232                     1.2%
Director
                                -----------------------------------
Totals:                          2,788,524                    33.1%

All officers and directors       2,038,524                    24.2%
as a group (2 persons)
______________________


(1) Such figures are based upon 8,420,408 shares of our common stock outstanding as of May 1, 2003

(2)  Paul Taylor, office:  105 Sechaver. Chisinau, Republic of Moldova.

(3) Mr. Taylor was issued 1,875,000 on October 11, 2002, for services rendered to Trezac Corp. Prior to October 11, 2002, Mr. Taylor directly owned 62,271 shares of Common Stock which were issued to Mr. Taylor in connection with the issuance of a promissory note from Mr. Taylor and the Plan of Reorganization and Acquisition in December 2000. Such figure does not include 163 shares owned by Mr. Taylor's wife and does not include 163 shares owned by Mr. Taylor's child in connection with the Plan or Reorganization and Acquisition entered in December 2000. This number also does not include 8,206,900 shares Mr. Taylor is scheduled to receive pursuant to the completion of the acquisition of Millagro SRL.

(4) Z3 Limited, Apartado 10455-1000, San Jose, Costa Rica, Adrianna Quiros, President.

(5) Esper Gullatt, Jr. office: 1240 South Parker Road, Suite 203, Denver, CO 80231. This number includes 1,979 shares owned by Mr. Gullatt wife. This number does not include 8,206,900 shares Mr. Gullatt is scheduled to receive pursuant to the completion of the acquisition of Millagro SRL.


Beneficial Ownership After the Acquisition
------------------------------------------

The following table sets forth information regarding the beneficial ownership of the shares of Company's outstanding common stock after the acquisition of Millagro as of May 29, 2003 (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) by all directors and executive officers of the Company as a group, prior to and upon completion of this Offering. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at the address of the Company.

                             Number of shares of           Percent of
                             common stock                  common stock
                             beneficially                  beneficially
Name of                      owned or right                owned or right
Beneficial Owner             to direct vote                to direct vote (1)
---------------------        -----------------------       ------------------
Mr. Iurie Bordian(2)             97,968,750                    68.9%
Chief Operating Officer
Director

Mrs. Iulia Bordian(3)             5,156,250                     3.6%

Paul Taylor(4)(5)                10,144,171(5)                  7.1%
CEO, Chairman

Esper Gullatt, Jr.(6)             8,310,132                     5.8%
Chief Financial Officer
Director

Constantin Volnitchi (7)            500,000                     0.3%
Director

Ruslan Romanciuc (8)              3,000,000                     2.1%
Director


                                ------------------------------------
Totals:                         125,077,324                    87.8%

All officers and directors      119,921,074                    84.2%
as a group (5 persons)

----------------------



(1) Such figures are based upon 142,039,696 shares of our common stock outstanding after the acquisition of Millagro SRL, as of May 29, 2003.

(2) Iurie Bordian, MD-3003, Soroca, mun Soroca, str. Budde Feofania, 15. Republic of Moldova. These shares are being issued to Iurie Bordian, as part of the Millagro acquisition. These 97,968,750 shares are subject to a two-year lock-up agreement. Such figure does not include Iurie Bordian's children, Nicolina Bordian who will receive 3,000,000 restricted shares subject to a one-year lock-up agreement and Vadim Bordian who will receive 3,000,000 restricted shares subject to a 144 standard lock-up agreement.

(3) Iulia Bordian, MD-3003, Soroca, mun Soroca, str. Budde Feofania, 15. Republic of Moldova. These 5,156,250 shares are being issued to Iulia Bordian, as part of the Millagro acquisition. These shares subject to a 144 standard lock-up agreement.


(4)  Paul Taylor, office:  105 Sechaver. Chisinau Republic of Moldova.

(5) Mr. Taylor was issued 1,875,000 on October 11, 2002, for services rendered to Trezac Corp. Prior to October 11, 2002, Mr. Taylor directly owned 62,271 shares of Common Stock which were issued to Mr. Taylor in connection with the issuance of a promissory note from Mr. Taylor and the Plan of Reorganization and Acquisition in December 2000. Such figure does not include 163 shares owned by Mr. Taylor's wife and does include 163 shares owned by Mr. Taylor's child in connection with the Plan or Reorganization and Acquisition entered in December 2000. This number does include 8,206,900 shares Mr. Taylor is scheduled to receive pursuant to the completion of the acquisition of Millagro SRL, these 8,206,900 shares are subject to a 144 standard lock-up agreement.

(6) Esper Gullatt, Jr. office: 1240 South Parker Road, Suite 203, Denver, CO 80231. This number does include 1,979 shares owned by Mr. Gullatt wife.
This number does include 8,206,900 shares Mr. Gullatt is scheduled to receive pursuant to the completion of the acquisition of Millagro SRL, these 8,206,900 shares are subject to a 144 standard lock-up agreement.

(7) Constantin Volnitchi, str. Mihai Eminescu 7, Soroca 3000, Moldova. All 500,000 of these shares are subject to a 144 standard lock-up agreement.

(8) Ruslan Romanciuc, str. Pr. Moscovei 13, apt. 27, Chisinau 2068, Moldova. All 3,000,000 of these shares are subject to a 144 standard lock-up agreement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We obtained a demand loan from one of our stockholders, Frank Evanshen, in the amount of $37,500 on August 9, 2000, and in the amount of $28,000 on November 7, 2000. The notes bear interest at the Chase Prime Rate plus 1% per annum. Unpaid principal after the due/demand date will accrue interest at
10% per annum.   The management of the Company and its auditors have attempted to contact Mr. Evanshen for past two years. They have been unsuccessful in obtaining any response. This remains an outstanding unpaid balance with no demand to satisfy this balance.

The paid indirect compensation to Roy Spectorman, our former President, in the amount of $9,000 per month, by virtue of a management services agreement with New Horizons Assets Management Corp., a former consultant to us, of which Mr. Spectorman is the president and beneficial owner. We also utilized a portion of the business facilities, computers, telephone and office supplies of New Horizons Asset Management Corp during the year 2000.

Pursuant to Mr. Taylor's employment agreement, Mr. Taylor agreed to purchase 60,000 shares of our restricted common stock at the purchase price of $9.00 per share for which payment we accepted a five year promissory note.

In January, 2002, FCOM, Inc. entered into a convertible debenture with our former chief financial officer, Michael Hudson. Mr. Hudson was terminated on February 6, 2002. Mr. Paul Taylor our current Chief Executive Officer was the Chief Executive Officer of FCOM, Inc. Pursuant to the debenture, FCOM, was to repay Mr. Hudson $25,000 by February 1, 2002 plus interest calculated at the rate of 18%. Such debenture was convertible into shares of Northstar Network Corp. had we completed a contemplated merger with Northstar. The principal and interest of the convertible debenture was repaid to Mr. Hudson in full in August, 2002.

In February, 2001, FCOM, Inc. borrowed $100,000 from its consultant Esper Gullatt, Jr. due on February 27, 2007 with interest payment at the rate of 5% per annum. The Company issued 59,180 shares at $1.50 per share for extinguishment on this note. The loan amount due Mr. Gullatt was $100,000 with $10,667 in interest accrued at the time of extinguishments. The date was July 24, 2002.

On June 28, 2001, AdserversOnline issued to Zachary Taylor, the minor son of Paul Taylor, was issued 1.5 membership units of AdserversOnline and Esper Gullatt, a former executive of FCOM, Inc., was issued 1.5 membership units of AdserversOnline. AdserversOnline received approximately $34,000 in the Company's warrants, valued based the Black-Scholes Pricing Model.

The Company also had other related notes from Paul Taylor, President of the Company, payable aggregating $206,045 as of December 31, 2001. The Notes, with an aggregate value of $40,545, were repaid during the year ended December 31, 2002. Another note, with a value of $65,500, was forgiven during the year ended December 31, 2002 and has been recorded as a gain on extinguishment of debt in the accompanying statement of operations. Another note from Paul Taylor, with a value of $100,000, was satisfied with a stock issuance (See Financial Footnotes 5 and 7).

As of December 31, 2002, the Company has entered into nine note agreements with an officer, Paul Taylor, CEO, aggregating approximately $640,000, of which $540,000 is recorded as a subscription receivable in the accompanying balance sheets and $66,554 remains unpaid at December 31, 2002. The amount borrowed was $640,000. Please note that none of the loans were made after the issuance of the Sarbanes-Oxley Act. Paul has paid zero back as of December 31, 2002. The notes are unsecured, due at various dates during 2006 and 2007 and bear interest at 8% per annum with principal and accrued interest due at maturity. The Company has not loaned the officer/stockholder any amounts since

February 2002 in accordance with the Sarbanes Oxley Act of 2002. In connection with the notes, the Company has recorded approximately $51,000 of interest income for the year ended December 31, 2002 in the accompanying statements of operations. Accrued interest receivable was $58,949 and $9,856 as of December 31, 2002 and 2001, respectively. (See Financial Footnote 4, "Notes and Interest Receivable-Related Party.")

The Company received loans from stockholders aggregating $60,750 on various dates during the year ended December 31, 2002. The notes are unsecured, mature in forty-five days from issuance date, and bear interest at 8% per annum with principal and accrued interest due at maturity. The notes were not repaid or extended at their maturity dates and are in default as of December 31, 2002. The Company is currently working out a payment plan with the stockholders to repay the notes. All $60,750 of the notes are in default.


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

3.6 Amended Articles of Incorporation of Trezac International Corporation. (Filed herewith.)

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

10.25 Chairman Agreement dated October 10, 2001 entered by and between Paul R. Taylor and the Company. (previously filed)

10.26 Promissory note in the amount of $37,500 payable by the Company to Frank Evanshen dated August 9, 2001. (previously filed)

10.27 Convertible Debenture in the amount of $25,000 payable by the Company to Michael Hudson dated January 1, 2001. (previously filed)

10.28 Promissory note in the amount of $100,000 payable by the Company to Esper Gullatt, Jr. dated February 27, 2001. (previously filed)

10.29 Promissory note in the amount of $540,000 payable by Paul R. Taylor to the Company dated October 10, 2001. (previously filed)

10.30 Promissory note in the amount of $10,000 payable by Paul R. Taylor to the Company dated December 3, 2001. (previously filed)

10.31 Promissory note in the amount of $10,000 payable by Paul R. Taylor to the Company dated December 10, 2001. (previously filed)

10.32 Promissory note in the amount of $20,000 payable by Paul R. Taylor to the Company dated December 21, 2001. (previously filed)

10.34 Promissory note in the amount of $25,000 payable by Paul R. Taylor to the Company dated February 4, 2002. (previously filed)

10.35 Promissory note in the amount of $15,000 payable by Paul R. Taylor to the Company dated February 6, 2002. (previously filed)

10.36 Promissory note in the amount of $10,000 payable by Paul R. Taylor to the Company dated February 13, 2002. (previously filed)

10.37 Promissory note in the amount of $10,000 payable by Paul R. Taylor to the Company dated February 20, 2002. (previously filed)

10.38 Consulting Agreement dated November 5, 2001 between Barry R. Clark and the Company (previously filed as an exhibit to Form S-8 filed with the Securities and Exchange Commission on December 3, 2001).

10.39 Regulation S Restricted Stock Purchase Agreement dated October 12, 2001 between the Company and Pro-Video International Inc. for the sale of up to 8,400,000 shares of common stock of the Company. filed as Exhibit to the Company's amended Form SB-2 filed with the Commission on October 30, 2002
(File No. 333-84470)

10.40 Amendment No. 1 to the Securities Purchase Agreement dated as of May 31, 2002 amending the Securities Purchase Agreement dated as of January 31, 2002 between the Company and AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, Ltd and Pegasus Capital Partners, LLC filed as Exhibit to the Company's amended Form SB-2 filed with the Commission on October 30, 2002 (File No. 333-84470)

10.41 Form of Stock Purchase Warrant dated May 31, 2002 between the Company and AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, Ltd and Pegasus Capital Partners, LLC (filed as Exhibit to the Company's amended Form SB-2 filed with the Commission on October 30, 2002 (File No. 333-84470)


10.42 Form of Secured Convertible Debenture dated May 31, 2002 between the Company and AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, Ltd and Pegasus Capital Partners, LLC filed as Exhibit to the Company's amended Form SB-2 filed with the Commission on October 30, 2002 (File No. 333-84470).

10.43 Amendment No. 2 to the Securities Purchase Agreement dated as of July 18, 2002 amending the Securities Purchase Agreement dated as of January 31, 2002 between the Company and AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, Ltd and Pegasus Capital Partners, LLC filed as Exhibit to the Company's amended Form SB-2 filed with the Commission on October 30, 2002 (File No. 333-84470).

10.44 Form of Stock Purchase Warrant dated July 18, 2002 between the Company and AJW Partners, LLC, New Millennium Capital Partners II, LLC,
AJW/New Millennium Offshore, Ltd and Pegasus Capital Partners, LLC filed as Exhibit to the Company's amended Form SB-2 filed with the Commission on October 30, 2002 (File No. 333-84470).

10.45 Form of Secured Convertible Debenture dated July 18, 2002 between the Company and AJW Partners, LLC, New Millennium Capital Partners II,
LLC, AJW/New Millennium Offshore, Ltd and Pegasus Capital Partners,
LLC filed as Exhibit to the Company's amended Form SB-2 filed with the Commission on October 30, 2002 (File No. 333-84470).

10.46 Form of Securities Purchase Agreement dated September 30, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, LTD and AJW Qualified Partners, LLC and the Company filed as Exhibit to the Company's amended Form SB-2 filed with the Commission on October 30, 2002 (File No. 333-84470).

10.47 Form of Stock Purchase Warrant dated September 30, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore,
LTD and AJW Qualified Partners, LLC and the Company filed as Exhibit to the Company's amended Form SB-2 filed with the Commission on October 30, 2002 (File No. 333-84470).

10.48 Form of Secured Convertible Debenture dated September 30, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, LTD and AJW Qualified Partners, LLC and the Company filed as Exhibit to the Company's amended Form SB-2 filed with the Commission on October 30, 2002 (File No. 333-84470).


10.49 Form of Registration Rights Agreement dated September 30, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, LTD and AJW Qualified Partners, LLC and the Company filed as Exhibit to the Company's amended Form SB-2 filed with the Commission on October 30, 2002 (File No. 333-84470).


10.50 Security Agreement dated September 30, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, LTD and AJW
Qualified Partners, LLC and the Company filed as Exhibit to the Company's amended Form SB-2 filed with the Commission on October 30, 2002 (File
No. 333-84470).


10.51 Escrow Agreement dated September 30, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Offshore, LTD and AJW Qualified Partners, LLC (to be filed by amendment)

10.52 Form of amendment to the Stock Purchase Warrants dated January 31, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, vAJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC (to be filed by amendment)

10.53 Amendment to the Registration Rights Agreement dated January 31, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC,
AJW/New Millennium Offshore, LTD and Pegasus Capital Partners, LLC (to be filed by amendment)

10.54 Employment Agreement dated February 12, 2003, between the Company and Paul Taylor. Filed as Exhibit to the Company's Form 10-KSB filed with the Commission on April 30, 2003 and filed herewith as a corrected exhibit number.

10.55 Employment Agreement dated February 12, 2003, between the Company and Esper Gullatt, Jr. Filed as Exhibit to the Company's Form 10-KSB filed with the Commission on April 30, 2003 and filed herewith as a corrected exhibit number.

10.56 Revised Form of Stock Purchase Agreement entered into by and among, Trezac International Corporation, Millagro SRL and the Shareholders of Millagro SRL, made as of the 7th day of June, 2003.

10.57 Revised Employment Agreement dated May 15, 2003, between the Company and Paul Taylor (filed herewith).

10.58 Revised Employment Agreement dated May 15, 2003, between the Company and Esper Gullatt, Jr. (filed herewith).

10.59  Lease Agreement, dated August 8, 2002 (filed herewith).

23.3   Consent of AJ Robbins, PC (filed herewith).

23.4   Consent of Weinberg & Company, P.A.  (filed herewith).

99.2   Certification of Chief Executive Officer (Filed herewith).

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

Dated:  June 23, 2003                    TREZAC INTERNATIONAL CORPORATION
                                         --------------------------------
                                                 Registrant

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

By:  /s/  Paul Taylor                    June 27, 2003
----------------------------------
          Paul Taylor
          Chief Executive Officer and
          Chief Financial Officer

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


Dated:  June 27, 2003          Signature:  /s/ Paul Taylor
        -----------------                 -----------------------------
                                               Paul Taylor
                                               Chief Executive Officer
                                               Chief Financial Officer