Form 10QSB/A
period 2003-03-31
TREZAC INTERNATIONAL CORP
filed 2003-07-02
CIK 1068170

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                              Amendment No. 1 to
                                  Form 10-QSB
(Mark One)

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

During the First Quarter, 2003, the Company issued 2,552,600 shares, pursuant to the exemption provided in Section 4(2)of the Securities Act for transactions by an issuer not involving a public offering. These shares where issued for services to help facilitate the Millagro SRL acquisition.

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

Dated:  June 30, 2003

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

Dated:  June 30, 2003

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

June 30, 2003                        /s/ Paul Taylor
-------------                        ------------------------------------
                                        Paul Taylor
                                        Chief Executive Officer