Form 10QSB
period 2003-06-30
TREZAC INTERNATIONAL CORP
filed 2003-09-15
CIK 1068170

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2003
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------
                     Commission File Number: 0-25891
--------------------------------------------------------------------------

                     TREZAC INTERNATIONAL CORPORATION
              ----------------------------------------------
              (Name of small business issuer in its charter)

             TEXAS                                 76-0270330
  -------------------------------   ---------------------------------------
  (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

               1240 South Parker Road, Suite 203, Denver, CO  80231
               ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code:  303-283-6368
                                                        ------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.0001 par value per share, 197,836,045 issued and outstanding as of June 30, 2003.


Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet (unaudited)..............  3
          Condensed Consolidated Statements of Operations (unaudited)... 4 Condensed Consolidated Statement of Changes in
              Stockholders' Equity (Deficiency) (unaudited).............  5
          Condensed Consolidated Statements of Cash Flows (unaudited)...  6
          Notes to Condensed Consolidated Statements.................... 8-20

Item 2.   Management's Discussion and Analysis of Plan
          of Operation..................................................  21

Item 3.   Controls and Procedures.......................................  29

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................  30

Item 2.   Changes in Securities and Use of Proceeds.....................  31

Item 3.   Defaults upon Senior Securities...............................  32

Item 4.   Submission of Matters to a Vote
          of Security Holders...........................................  32

Item 5.   Other Information.............................................  32



Item 6.   Exhibits and Reports on Form 8-K..............................  32

Signatures..............................................................  33

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 30, 2003
                              -------------------


CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------
CURRENT ASSETS
 Cash                                                       $       15,221
 Accounts receivable                                               192,129
 Other receivables                                                 446,573
 Prepaid expenses                                                  640,207
 Inventories                                                       140,846
                                                            --------------
     Total Current Assets                                        1,434,976

Property, plant and equipment, net                               1,982,552
Notes and interest receivable - related party                       57,079
Equity investment                                                   42,714
                                                            --------------
TOTAL ASSETS                                                $    3,517,321
------------                                                ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                      $    1,243,435
 Convertible debentures                                            517,094
 Notes payable - current                                         1,112,910
 Notes payable - related party                                      50,750
 Deferred tax liabilities                                           19,456
 Capital lease obligation - current                                 99,820
                                                            --------------
     Total Current Liabilities                                   3,043,465

     Capital lease obligation - non-current                        118,270
     Notes payable - non-current                                   200,000
                                                            --------------
     Total Liabilities                                           3,361,735


STOCKHOLDERS' EQUITY (DEFICIENCY)
 Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 197,836,045 shares issued and outstanding            19,784
 Additional paid-in capital                                      1,200,593
 Subscription receivable                                          (540,000)
 Accumulated other comprehensive loss                              (46,975)
 Accumulated deficit                                              (477,816)
                                                            ---------------
  Total Stockholders' Equity (Deficiency)                          155,586
                                                            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)     $    3,517,321
-------------------------------------------------------     ==============


    See accompanying notes to condensed consolidated financial statements.

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the Three  For the Three   For the Six    For the Six
                    Months Ended   Months Ended   Months Ended   Months Ended
                    June 30, 2003  June 30, 2002  June 30, 2003  June 30, 2002
                    -------------  -------------  -------------  -------------
REVENUE             $      79,546  $     362,449  $     333,294  $     589,770

Cost of Sales              35,660        356,284        251,383        563,688
                    -------------  -------------  -------------  -------------
Gross Profit               43,886          6,165         81,911         26,082
                    -------------  -------------  -------------  -------------
OPERATING EXPENSES
 General and
 administrative
 expenses                 103,730         14,997        468,485        105,842
 Depreciation               2,607          3,370          5,316          6,741
                    -------------  -------------  -------------  -------------
   Total Operating
    Expenses              106,337         18,367        473,801        112,583
                    -------------  -------------  -------------  -------------

LOSS FROM OPERATIONS      (62,451)       (12,202)      (391,890)       (86,501)
                    -------------  -------------  -------------- -------------
OTHER INCOME
(EXPENSE)
 Gain on sale
 of fixed assets              109            132            112         14,591

Other income                    -              -            849          6,832
 Interest income           25,974              -         26,408              -
 Interest expense             (35)             -       (130,854)             -
                    -------------- -------------  -------------- -------------
     Total Other
     Income
     (Expense)             26,0485,939            132       (103,485)        21,423
                    -------------- -------------  -------------- -------------
NET LOSS            $     (36,403512) $     (12,071070) $    (495,376) $     (65,078)
                    ============== =============  ============== ==============
NET LOSS PER SHARE  $       (.0023) $       (.001) $       (.003) $       (.005)
                    ============== ============== ============== ==============
WEIGHTED AVERAGE
 SHARES OUTSTANDING   149,339,038    123,750,000    136,544,519    123,750,000
                    =============  =============  =============  =============

    See accompanying notes to condensed consolidated financial statements.

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (DEFICIENCY)
                    FOR THE SIX MONTHS ENDED JUNE 30, 2003
                    --------------------------------------
                                  (UNAUDITED)


CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIENCY)


                                                  Accumulated
                             Additional           Other Comp-
            Common Stock      Paid-In Subscription rehensive Retained
           Shares    Amount   Capital   Receivable   Loss    Earnings    Total
         ----------- ------- ---------- ---------  --------  --------  --------
Balance,
 Jan 1,
 2003    123,750,000 $12,375 $  391,554 $       -  $(45,995) $ 17,560  $375,494

Recapital-
 ization as
 a result
 of merger
 in May
 2003     70,306,045   7,031    505,430  (540,000)        -         -    27,539

Stock issued
 for
 services  3,780,000     378    303,609         -         -         -   303,987

Comprehensive loss:
 Foreign
 currency
 translation       -       -          -         -      (980)         -
 Net loss          -       -          -         -         -   (495,376)
Total
comprehensive
loss               -       -          -         -         -          - (496,356)
         ----------- ------- ---------- ---------  --------  --------- --------

BALANCE,
 JUNE 30,
 2003    197,836,045 $19,784 $1,200,593 $(540,000) $(46,975) $(477,816) $155,586
 ----    =========== ======= ========== ========== ========= ========= =========

  See accompanying notes to condensed consolidated financial statements.

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)




CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the Six    For the Six
                                                  Months Ended   Months Ended
                                                  June 30, 2003  June 30, 2002
                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $    (495,376) $  (65,078)
 Adjustments to reconcile net loss to net cash
 from operating activities:
 Depreciation                                             5,316       5,167
 Stock and options issued for services                  303,987
 Gain on sale of equipment                                  112     (14,591)
Changes in assets and liabilities:
 Accounts receivable                                    567,456    (903,562)
 Other receivables                                                  (29,542)
 Prepaid expenses and other current assets             (349,855)     10,513
 Inventories                                              9,688     105,065
 Accounts payable and accrued expenses                 (191,701)  1,355,611
 Deferred tax liability                                  19,456      18,826
                                                  -------------  -------------
  Net Cash Provided By (Used In) Operating Activities  (130,917)    482,409
                                                  -------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments made on investments                              (599)          -
 Proceeds from sale of property, plant and equipment    (21,853)   (511,030)
                                                  -------------- -------------
  Net Cash Used In Investing Activities                 (22,452)   (511,030)
                                                  -------------- -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable and line of credit               -      28,038
 Payment on capital lease obligation                    (50,890)          -
 Payments on note payable - related party                 2,301           -
                                                  -------------  -------------
    Net Cash Provided By Financing Activities           (48,589)     28,038
                                                  -------------- -------------

EFFECT OF RATE CHANGES ON CASH                          216,345           -

NET DECREASE IN CASH                                     14,387        (583)
                                                  -------------  -------------
CASH - BEGINNING OF PERIOD                                  834         870
                                                  -------------  -------------
CASH - END OF PERIOD                              $      15,221  $      287
--------------------                              =============  =============

    See accompanying notes to condensed consolidated financial statements.

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

DISCLOSURES NEED TO BE ADDED

In relation to the merger and recapitalization, the Company obtained $42,115 equity investment, $684,317 prepaid and other current assets, $13,118 property, plant and equipment, $57,079 notes receivable, $50,750 notes payable, $256,324 accounts payable and accrued expenses, $517,094 convertible debentures, $7,031 common stock, $540,000 subscriptions receivable and $505,430 additional paid in capital.






  See accompanying notes to condensed consolidated financial statements.

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


NOTE 1  BASIS OF PRESENTATION AND NATURE OF ORGANIZATION
------  ------------------------------------------------

     The accompanying unaudited condensed consolidated financial statements include the accounts of Trezac International Corporation and Subsidiaries (F/K/A Trezac Corporation)(the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

     In the opinion of management, the unaudited interim condensed consolidated financial statements for the six months ended June 30, 2003 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the six months ended June 30, 2003 are not necessarily indicative of the results of operations for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Report on Form 8-K/A filed June 13, 2003.

     Pursuant to the Stock Purchase Agreement which was originally dated January 22, 2003 and revised and effective on May 29, 2003, the Company agreed to acquire the shares of Millagro SRL, a Moldovan Corporation, by issuing and delivering in exchange of the Company's common voting stock of 103,125,000 shares at par value $0.0001. The reverse merger has been accounted for as a recapitalization (See Note 3). After the reverse merger, the Company primarily produces, markets, and processes agricultural products in the Soroca district of the Republic of Moldova.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------  ------------------------------------------

     (A) BASIS OF CONSOLIDATION
     --------------------------

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

     (B) ECONOMIC AND POLITICAL RISKS
     --------------------------------

     The Company faces a number of risks and challenges since its operations are in the Republic of Moldova and its primary market is in Moldova. The financial statements have been prepared assuming the Company will continue as a going concern (See Note 15).

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------

     (C) CASH
     --------

     Cash includes cash on deposit held by financial institutions.

     (D) INVENTORIES
     ---------------

     Inventories are stated at the lower of cost or market on average cost basis, and includes finished goods, work-in-process, raw materials, packaging material and product merchandise. Finished goods include costs of raw materials, packaging, labor used in production, and warehousing on facilities and equipment (See Note 6).

     (E) PROPERTY, PLANT AND EQUIPMENT
     ---------------------------------

     Property, plant and equipment are carried at cost less depreciation. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

     Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The lives applied are as follows:

          Vehicles and office equipment           5 Years
          Buildings and storage facilities     25 - 50 Years
          Manufacturing equipment                 5 Years

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically reviews such assets for possible impairments and expected losses, if any, are recorded currently.

     (F) FAIR VALUE OF FINANCIAL INSTRUMENTS
     ---------------------------------------

     Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosure About Fair Value of Financial Instruments. SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivable, other receivables, accounts payable and accrued expenses, convertible debentures, and notes payable approximate their estimated fair values due to their short-term maturities.

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     (G) FOREIGN CURRENCY TRANSLATION
     --------------------------------

     Conversion of currency from a Republic of Moldova lei ("MDL$") into a United States dollar ("US$") has been made at the respective applicable rates of exchange. Monetary assets and liabilities denominated in foreign currencies are converted into US$ at the applicable rate of exchange at the balance sheet date. Income and expense items were converted at the average rates for the periods ended.

     (H) USE OF ESTIMATES
     --------------------

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

     (I) CONCENTRATION OF CREDIT RISK
     --------------------------------

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist of cash and trade receivables. The Company performs ongoing evaluations of its cash position and credit evaluations at the subsidiary level to ensure collections and minimize losses.

     (J) REVENUE RECOGNITION
     -----------------------

     Revenue is recognized when title passes to the customer upon delivery of the product to a third party shipper.

     (K) EMPLOYEES' BENEFITS
     -----------------------

     Mandatory contributions are made by the Company to the Moldovan Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

     (L) INCOME TAXES
     ----------------

     The provision for income taxes is based on income before taxes in accordance with taxation principles currently effective in the Republic of Moldova and the United States of America. As required by SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion, of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     (N) EARNINGS PER SHARE
     ----------------------

     Basic and diluted net loss per common share for all periods presented is computed based on the weighted average common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share." The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive.

     (O) STOCK-BASED COMPENSATION
     ----------------------------

     In accordance with SFAS No. 123, the Company has elected to account for stock options and warrants issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options and warrants issued to non-employees for services under the fair value method of SFAS No. 123.

     (P) RECENT ACCOUNTING PRONOUNCEMENTS
     ------------------------------------

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

     In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

     Management   does   not  expect  the   impact   from   these   statements'
     pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3  REVERSE MERGER
------  --------------

     On January 22, 2003, Millagro SRL ("Millagro"), and its shareholders entered into a Stock Purchase Agreement with Trezac International Corporation ("Trezac" an inactive public shell) and the shareholders of Millagro agreed to sell to Trezac, and Trezac agreed to purchase all of the outstanding shares of Millagro, in exchange for 103,125,000 shares of

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     Trezac having a par value of $0.0001 representing sixty-three percent (63%) of the total outstanding common shares of Trezac (including presently outstanding warrants and stock options of Trezac) in a transaction that was treated as a reverse merger.

     As a result of the Stock Purchase Agreement and completion of the reverse merger, which has been accounted for as a recapitalization, Millagro legally became a wholly owned subsidiary of Trezac, however for financial statement presentation purposes, Millagro became the accounting acquirer and Trezac became the accounting acquiree. As a result, the consolidated financial statements include; (1) the balance sheet of the accounting acquirer and the acquiree at historical cost for the period presented and
     (2) the statements of operations of the acquirer for all periods presented and the results of operations of the acquiree from the date of merger to the date of presentation.

NOTE 4  TRADE RECEIVABLES
------  -----------------

     Trade receivables are summarized as follows as of June 30, 2003:

          Domestic                       $
          Foreign
                                          ------------
                                         $     271,549
                                          ============

NOTE 5  PREPAID EXPENSES
------  ----------------

     Prepaid expenses relate to deferred consulting costs of $579,448. For the period ended June 30, 2003, a charge to operations for amortization of the prepaid consulting costs of $41,403 was recorded and is included in general and administrative expenses. The prepaid asset represents the deferred portion of the fair value of stock and options issued to consultants for services that are being expensed over their respective lives (See Note 2(O)). A valuation write-down charge is recorded when the total fair value of the options issued for services is greater than the fair value of the services to be provided under the respective agreements. No valuation write-down was required as of June 30, 2003. The Company will continue to evaluate the recoverability of the unamortized portion of the deferred consulting expense in subsequent periods.

     Additionally, the Company has prepaid professional fees in the amount of $60,750 to be applied against future invoices. Amortization, which is included in general and administrative expenses in the accompanying statements of operations, related to these professional fees was $7,292 for the period ended June 30, 2003.

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------

NOTE 6  INVENTORIES
------  -----------

     Inventories are summarized as follows as of June 30, 2003:

     Raw materials              $ 41,908
     Work-in-process              12,350
     Finished goods               58,303
     Purchased goods and other    38,828
                                --------
                                $151,389
                                ========

     Certain inventory is pledged as collateral for notes (See Note 10).

NOTE 7  PROPERTY, PLANT AND EQUIPMENT ( CHECK NOTE 6 of F/S)
------  -----------------------------

     Property, plant and equipment consisted of the following as of June 30, 2003:

     Land                                $   23,059
     Buildings, machinery and equipment   2,138,762
     Construction in progress and other     549,307
                                         ----------
         Gross                            2,711,128
     Less accumulated depreciation         (536,829)
                                         -----------

         Net                             $2,174,299
                                         ==========

     Depreciation expense for the six months ended June 30, 2003 and June 30, 2002 was approximately $______ and $______, respectively. Certain property, plant and equipment is pledged as collateral for notes (See Note
     10).

NOTE 8  NOTES AND INTEREST RECEIVABLE - RELATED PARTY
------  ---------------------------------------------

     The  Company  has  nine  note  agreements  with   an   officer/stockholder
     aggregating approximately $650,000, of which $540,000 represents a subscription receivable in the accompanying balance sheets, which is recorded as a contra to equity. The notes, in the amount of $110,000, are unsecured, due at various dates during 2006 and 2007, and bear interest at 8% per annum with principal and accrued interest due at maturity. The Company has not loaned the officer/stockholder any amounts since February 2002 in accordance with the Sarbanes Oxley Act of 2002. As of June 30, 2003, $45,051 remained unpaid on the notes. In connection with the notes, the Company has recorded approximately $4,000 of interest income for the period ended June 30, 2003 in the accompanying statements of operations.

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     Accrued interest receivable was approximately $84,500 as of June 30, 2003. CHECK NOTE 9 OF F/S FINAL

NOTE 9  NOTES PAYABLE - RELATED PARTY
------  -----------------------------

     The Company has loans from stockholders aggregating $78,250. The original terms of the notes were that they were unsecured, matured in forty-five days from issuance date, and bore interest at 8% per annum with principal and accrued interest due at maturity. The notes were not repaid or extended at their maturity dates and are in default as of June 30, 2003. The Company is currently working out a payment plan with the stockholders to repay the notes.

     Interest expense for the period ended June 30, 2003 of approximately $700 for the related party notes payable has been recorded by the Company and is included in interest expense in the accompanying statements of operations.

NOTE 10  NOTES PAYABLE
-------  -------------

     Notes payable consisted of the following as of June 30, 2003:

Note to bank, due during 2003 and  2004  in  various  installments, interest rate at 11%, collateralized by property, plant and
 equipment                                                           $  236,349

Note to bank, due in 2003 and 2004 in various installments,
 interest  rate at 15%, collateralized by property, plant and
 equipment                                                              193,737

Note to bank, due April 1, 2003; interest rate at 25%,
 collateralized by inventory and property, plant and equipment, this note is currently in default WHAT HAS THE COMPANY DONE
 ABOUT THIS DEFAULT?                                                     70,083

Note to bank, due in 2003; interest rate at 13%, collateralized
 by property, plant and equipment                                       784,526

Note to bank, due April 15, 2003, interest rate 11%, collateralized by inventory and property, plant and equipment, this note is
 currently in default WHAT HAS THE COMPANY DONE ABOUT THIS DEFAULT?      18,215

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


Note to ____, ESPER/PAUL THERE IS A NOTE TO MICHAEL AJZEMAN -
 NEED THE DETAILS HERE FILL IN THE BLANKS, due in ____, interest
 rate at ____%                                                           10,000
                                                                     ----------

Total notes payable                                                   1,312,910
Less current portion                                                  1,112,910
                                                                     ----------

Notes payable non-current                                            $  200,000
                                                                     ==========

     Total accrued interest as of June 30, 2003 was $______, which is included in current liabilities in the accompanying balance sheet.

CHECK NOTE 9 -= FS FINAL

NOTE 11  STOCKHOLDERS' EQUITY
-------  --------------------

     On July 14, 2003, the Company declared a 6 for 5 forward stock split of all common stock authorized, issued and outstanding. All shares of common stock and per share amounts have been retroactively adjusted to reflect the forward split.

     The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant in accordance with SFAS No. 123 with the following weighted average assumptions: dividend yield of zero; expected volatility of 323% to 339%; risk-free interest rate of 1.51% to 2.06%; expected life of 2.45 to 2.65 years.

     During June 2003, the Company issued 300,000 options, with an exercise price of $.06 and a fair value of $29,739, to purchase 300,000 (360,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $18,000 during the period ended June 30, 2003. Additionally, the Company recorded a current charge to operations of $11,739 for an impairment charge since the fair value of the options issued for these services was greater than the fair value of the services to be provided under the agreement.

     Also during June 2003, the Company issued 200,000 options, with an exercise price of $.10 and a fair value of $20,000, to purchase 200,000 (240,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $20,000 during the period ended June 30, 2003.

     Also during June 2003, the Company issued 100,000 options, with an exercise price of $.10 and a fair value of $10,000, to purchase 100,000

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     (120,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $10,000 during the period ended June 30, 2003.

     Also during June 2003, the Company issued 1,550,000 options, with an exercise price of $.10 and a fair value of $155,000, to purchase 1,550,000 (1,860,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $155,000 during the period ended June 30, 2003.

     Also during June 2003, the Company issued 1,000,000 options, with an exercise price of $.05 and a fair value of $89,248, to purchase 1,000,000 (1,200,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $50,000 during the period ended June 30, 2003. Additionally, the Company recorded a current charge to operations of $39,248 for an impairment charge since the fair value of the options issued for these services was greater than the fair value of the services to be provided under the agreement.

NOTE 12  INCOME TAXES - DELETED - SEE F/S - FINALS
-------  ------------

     The nominal statutory corporate tax rate in the Republic of Moldova is 28%. Taxes are calculated in accordance with Moldovan regulations and are paid on a yearly basis. Taxes are calculated on a separate entity basis since consolidation for tax purposes is not allowed in Moldova. As of June 30, 2003, the Company has net operating loss carryforwards of approximately $_________, which expire through 2004.

     Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Significant   components   of   the  Company's  deferred  tax  assets  and
     liabilities are as follows as of June 30, 2003:

     Net operating loss carryforward                  $
     Less valuation allowance
                                                      --------------
         Net Deferred Tax Asset
                                                      --------------

     Deferred tax liabilities:

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


      Book depreciation in excess of tax depreciation
                                                      --------------
     Net Deferred Tax                                 $
                                                      --------------

     A reconciliation of income tax computed at the nominal statutory corporate tax rate to the provision for income taxes follows:

     Income taxes at nominal rate     $
     Permanent differences
     Increase in valuation allowance
                                      ------------

                                      $
                                      ============

NOTE 13  COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

     (A) JOINT MARKETING AGREEMENT
     -----------------------------

     The Company has a joint marketing agreement with AdServers Online LLC to act as the non-exclusive sales representative for the Company's products and services for a period of three years ending in July 2004 and may be automatically renewed for successive one-year periods. The Company shall pay commissions of 20% or 50% on net revenues generated from the sale of the Company's non-primary and primary products and services, respectively. Since no revenues have been generated through June 30, 2003, no commissions have been paid.

     (B) LITIGATION
     --------------

     Trezac's subsidiary, FCOM, Inc. and its Chairman and CEO; Paul Taylor have been named as Defendants in Case Number 2001 CV 6319, filed on November 4th, 2001 in the District Court, Denver, Colorado, and Case # 2002 CA 006402AE In the Circuit Court In and for Palm Beach County, Florida by an FCOM Inc., Unit holder who purchased 100,000 Units of FCOM Inc., for $50,000 in the 3rd Qtr of 2000. The Shareholder has been granted a default judgment of $364,000 in damages plus attorney's fees of $18,196.50, plus post judgment interest of 8%. It is the opinion of management that the ultimate resolution of this complaint will not materially affect the Company's consolidated financial position and, therefore has not recorded a contingent liability in the accompanying financial statements.

     Trezac's subsidiary, FCOM, Inc. and its Chairman and CEO; Paul Taylor have been named as Defendants in Case Number 02-CA-2461 filed on June 22nd 2002 in the District Court, Denver, Colorado. The plaintiff, Ms. Christy O'Conner was a founder, officer and general legal counsel to FCOM Inc. In February 2002, Christy O'Connor settled with Douglas Black in Case Number 2001 CV 6319, filed on November 4th, 2001 in the District Court, Denver,

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     Colorado for an undisclosed amount and was dismissed by Douglas Black without prejudice. In April, 2002, FCOM Inc., brought Christy O'Connor back into the above action as a third party defendant alleging breach of fiduciary duties as an officer, conspiracy, conversion and legal malpractice. In the same action FCOM Inc., also sued Lee Duran, a former employee of FCOM Inc., and Douglas Black a unit holder of FCOM Inc. It is the opinion of management that the ultimate resolution of this complaint will not materially affect the Company's consolidated financial position and, therefore has not recorded a contingent liability in the accompanying financial statements.

     The Company from time to time may be involved in litigation incidents to the conduct of its business. Certain litigation with third parties, present and former shareholders of the Company are routine and incidental.

     (C) OPERATING LEASES
     --------------------

     The Company leases certain land, facilities, and equipment under non-cancelable operating leases that range from two to seven years. Rental expense for operating leases was $_______ and $_______ for the six months ended June 30, 2003 and 2002. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following as of June 30, 2003:

                                    Operating Leases
                                    ----------------

                 2004               $         50,198
                 2005                         50,198
                 2006                         50,198
                 2007                         50,198
                 2008                         50,198
                                    ----------------

       Total minimum lease payments $        250,990
                                    ================

     (D) CAPITAL LEASE
     -----------------

     During 2001, the Company entered into a capital lease obligation for the purchase of various equipment. The obligation bears interest at 17% with a due date of December 2004. The Company had unpaid interest as of June 30, 2003 of $______. The capital lease obligation is collateralized by the equipment. Leased capital assets included in property and equipment as of June 30, 2003 was $_______.

NOTE 14  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATION
-------  --------------------------------------------------

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     The Company's operations are conducted in the Republic of Moldova. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the Republic of Moldova, and by the general state of the Moldovian economy.

     The Company's operations  in  the  Republic  of  Moldova  are  subject  to considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others the political, economic, and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the Republic of Moldova, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation among other things.

NOTE 15  GOING CONCERN - SEE - NOTE 13 - FS finals
-------  -------------

     The Company's financial statements for the six months ended June 30, 2003 have been prepared on a going concern basis, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss from operations of $10,538,502 and a negative cash flow from operating activities of $1,039,239 for the six months ended June 30, 2003, and a working capital deficiency of $______ as of June 30, 2003. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 16  SUBSEQUENT EVENTS
-------  -----------------

     On July 8, 2003, the Company issued 36,833,340 (44,200,008 post-split) common shares of the Company's common stock to several consultants for future consulting services.

     On August 1, 2003, the Company issued 166,000 shares valued at $0.03 per share or $4,980 to a consultant for services rendered.

                     TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


NOTE 1  BASIS OF PRESENTATION AND NATURE OF ORGANIZATION
------  ------------------------------------------------

     The accompanying unaudited condensed consolidated financial statements include the accounts of Trezac International Corporation and Subsidiaries (F/K/A Trezac Corporation)(the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

     In the opinion of management, the unaudited interim condensed consolidated financial statements for the six months ended June 30, 2003 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the six months ended June 30, 2003 are not necessarily indicative of the results of operations for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Report on Form 8-K/A filed June 13, 2003.

     Pursuant to the Stock Purchase Agreement which was originally dated January 22, 2003 and revised and effective on May 29, 2003, the Company agreed to acquire the shares of Millagro SRL, a Moldovan Corporation, by issuing and delivering in exchange of the Company's common voting stock of 103,125,000 shares at par value $0.0001. The reverse merger has been accounted for as a recapitalization (See Note 3). After the reverse merger, the Company primarily produces, markets, and processes agricultural products in the Soroca district of the Republic of Moldova.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------  ------------------------------------------

     (A) BASIS OF CONSOLIDATION
     --------------------------

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

     (B) ECONOMIC AND POLITICAL RISKS
     --------------------------------

     The Company faces a number of risks and challenges since its operations are in the Republic of Moldova and its primary market is in Moldova. The financial statements have been prepared assuming the Company will continue as a going concern (See Note 15).

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     (C) CASH
     --------

     Cash includes cash on deposit held by financial institutions.

     (D) INVENTORIES
     ---------------

     Inventories are stated at the lower of cost or market on average cost basis, and includes finished goods, work-in-process, raw materials, packaging material and product merchandise. Finished goods include costs of raw materials, packaging, labor used in production, and warehousing on facilities and equipment (See Note 6).

     (E) PROPERTY, PLANT AND EQUIPMENT
     ---------------------------------

     Property, plant and equipment are carried at cost less depreciation. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

     Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The lives applied are as follows:

         Vehicles and office equipment           5 Years
         Buildings and storage facilities     25 - 50 Years
         Manufacturing equipment                 5 Years

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically reviews such assets for possible impairments and expected losses, if any, are recorded currently.

     (F) FAIR VALUE OF FINANCIAL INSTRUMENTS
     ---------------------------------------

     Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosure About Fair Value of Financial Instruments. SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivable, other receivables, accounts payable and accrued expenses, convertible debentures, and notes payable approximate their estimated fair values due to their short-term maturities.

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     (G) FOREIGN CURRENCY TRANSLATION
     --------------------------------

     Conversion of currency from a Republic of Moldova lei ("MDL$") into a United States dollar ("US$") has been made at the respective applicable rates of exchange. Monetary assets and liabilities denominated in foreign currencies are converted into US$ at the applicable rate of exchange at the balance sheet date. Income and expense items were converted at the average rates for the periods ended.

     (H) USE OF ESTIMATES
     --------------------

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

     (I) CONCENTRATION OF CREDIT RISK
     --------------------------------

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist of cash and trade receivables. The Company performs ongoing evaluations of its cash position and credit evaluations at the subsidiary level to ensure collections and minimize losses.

     (J) REVENUE RECOGNITION
     -----------------------

     Revenue is recognized when title passes to the customer upon delivery of the product to a third party shipper.

     (K) EMPLOYEES' BENEFITS
     -----------------------

     Mandatory contributions are made by the Company to the Moldovan Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

     (L) INCOME TAXES
     ----------------

     The provision for income taxes is based on income before taxes in accordance with taxation principles currently effective in the Republic of Moldova and the United States of America. As required by SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion, of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     (N) EARNINGS PER SHARE
     ----------------------

     Basic and diluted net loss per common share for all periods presented is computed based on the weighted average common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share." The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive.

     (O) STOCK-BASED COMPENSATION
     ----------------------------

     In accordance with SFAS No. 123, the Company has elected to account for stock options and warrants issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options and warrants issued to non-employees for services under the fair value method of SFAS No. 123.

     (P) RECENT ACCOUNTING PRONOUNCEMENTS
     ------------------------------------

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

     In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

     Management   does   not  expect  the   impact   from   these   statements'
     pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3  REVERSE MERGER
------  --------------

     On January 22, 2003, Millagro SRL ("Millagro"), and its shareholders entered into a Stock Purchase Agreement with Trezac International Corporation ("Trezac" an inactive public shell) and the shareholders of Millagro agreed to sell to Trezac, and Trezac agreed to purchase all of the outstanding shares of Millagro, in exchange for 103,125,000 shares of

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     Trezac having a par value of $0.0001 representing sixty-three percent (63%) of the total outstanding common shares of Trezac (including presently outstanding warrants and stock options of Trezac) in a transaction that was treated as a reverse merger.

     As a result of the Stock Purchase Agreement and completion of the reverse merger, which has been accounted for as a recapitalization, Millagro legally became a wholly owned subsidiary of Trezac, however for financial statement presentation purposes, Millagro became the accounting acquirer and Trezac became the accounting acquiree. As a result, the consolidated financial statements include; (1) the balance sheet of the accounting acquirer and the acquiree at historical cost for the period presented and
     (2) the statements of operations of the acquirer for all periods presented and the results of operations of the acquiree from the date of merger to the date of presentation.

NOTE 4  PREPAID EXPENSES
------  ----------------

     Prepaid expenses relate to deferred consulting costs of $579,448. For the period ended June 30, 2003, a charge to operations for amortization of the prepaid consulting costs of $41,403 was recorded and is included in general and administrative expenses. The prepaid asset represents the deferred portion of the fair value of stock and options issued to consultants for services that are being expensed over their respective lives (See Note 2(O)). A valuation write-down charge is recorded when the total fair value of the options issued for services is greater than the fair value of the services to be provided under the respective agreements. No valuation write-down was required as of June 30, 2003. The Company will continue to evaluate the recoverability of the unamortized portion of the deferred consulting expense in subsequent periods.

     Additionally, the Company has prepaid professional fees in the amount of $60,750 to be applied against future invoices. Amortization, which is included in general and administrative expenses in the accompanying statements of operations, related to these professional fees was $7,292 for the period ended June 30, 2003.

NOTE 5  INVENTORIES
------  -----------

     Inventories are summarized as follows as of June 30, 2003:

        Raw materials    $ 76,229
        Work-in-process    12,350
        Finished goods     52,267
                         --------

                         $140,846
                         ========

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     Certain inventory is pledged as collateral for notes (See Note 9).

NOTE 6  PROPERTY, PLANT AND EQUIPMENT
------  -----------------------------

     Property, plant and equipment consisted of the following as of June 30, 2003:

          Land                                $   23,059
          Buildings, machinery and equipment   1,935,089
          Construction in progress and other     549,307
                                              ----------
              Gross                            2,507,455
          Less accumulated depreciation         (524,903)
                                              -----------
              Net                             $1,982,552
                                              ==========


     Depreciation expense for the six months ended June 30, 2003 and June 30, 2002 was approximately $5,316 and $6,741, respectively. Certain property, plant and equipment is pledged as collateral for notes (See Note 9).

NOTE 7  NOTES AND INTEREST RECEIVABLE - RELATED PARTY
------  ---------------------------------------------

     The  Company  has  two  note  agreements   with   an   officer/stockholder
     aggregating approximately $597,079, of which $540,000 represents a subscription receivable in the accompanying balance sheets, which is recorded as a contra to equity. In connection with the notes, the Company has recorded approximately $4,000 of interest income for the three months ended June 30, 2003 in the accompanying statements of operations. During the three months ended June 30, 2003, the officer/stockholder made advances to the Company in the amount of $50,000. Accordingly, the Company and the officer/stockholder decided to consolidate prior notes receivable and related accrued interest receivable into one note receivable in the amount of $57,079. The terms of the note receivable were substantially unchanged. The note is unsecured with a maturity date of February 20, 2007 and bears interest at 8% per annum with principal and accrued interest due at maturity. The Company has not loaned the officer/stockholder any amounts since February 2002 in accordance with the Sarbanes Oxley Act of 2002.

NOTE 8  NOTES PAYABLE - RELATED PARTY
------  -----------------------------

     The Company has loans from stockholders aggregating $78,250. The original terms of the notes were that they were unsecured, matured in forty-five days from issuance date, and bore interest at 8% per annum with principal and accrued interest due at maturity. The notes were not repaid or extended at their maturity dates and are in default as of June 30, 2003.

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     The Company is currently working out a payment plan with the stockholders to repay the notes.

     Interest expense for the period ended June 30, 2003 of approximately $700 for the related party notes payable has been recorded by the Company and is included in interest expense in the accompanying statements of operations.

NOTE 9  NOTES PAYABLE
------  -------------

     Notes payable consisted of the following as of June 30, 2003:

     Note to bank, due during 2003 and 2004 in various installments, interest rate at 11%, collateralized by property, plant and
     equipment                                                    $   236,349

     Note to bank, due in 2003 and 2004 in various  installments, interest rate at 15%, collateralized by property, plant and
     equipment                                                        193,737

     Note to bank, due April 1, 2003; interest rate at 25%, collateralized by inventory and property, plant and equipment, this note is currently in default, Millagro has
     extended the note until April 1, 2004                             70,083

     Note to bank, due in 2003; interest rate at 13%,
     collateralized by property, plant and equipment                  784,526

     Note to bank,  due April 15, 2003, interest rate 11%,
     collateralized by inventory and property, plant and equipment, this note is currently in default, Millagro has extended
     this note until December 31, 2003                                 18,215

     Note to third party, due December 31, 2003, interest rate at 5%   10,000
                                                                  -----------


     Total notes payable                                            1,312,910
     Less current portion                                          (1,112,910)
                                                                  ------------


     Notes payable non-current                                    $   200,000
                                                                  ===========


     Total accrued interest as of June 30, 2003 was $90,708, which is included in current liabilities in the accompanying balance sheet.

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


NOTE 10  STOCKHOLDERS' EQUITY
-------  --------------------

     On July 14, 2003, the Company declared a 6 for 5 forward stock split of all common stock authorized, issued and outstanding. All shares of common stock and per share amounts have been retroactively adjusted to reflect the forward split.

     The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant in accordance with SFAS No. 123 with the following weighted average assumptions: dividend yield of zero; expected volatility of 323% to 339%; risk-free interest rate of 1.51% to 2.06%; expected life of 2.45 to 2.65 years.

     During June 2003, the Company issued 300,000 options, with an exercise price of $.06 and a fair value of $29,739, to purchase 300,000 (360,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $18,000 during the period ended June 30, 2003. Additionally, the Company recorded a current charge to operations of $11,739 for an impairment charge since the fair value of the options issued for these services was greater than the fair value of the services to be provided under the agreement.

     Also during June 2003, the Company issued 200,000 options, with an exercise price of $.10 and a fair value of $20,000, to purchase 200,000 (240,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $20,000 during the period ended June 30, 2003.

     Also during June 2003, the Company issued 100,000 options, with an exercise price of $.10 and a fair value of $10,000, to purchase 100,000 (120,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $10,000 during the period ended June 30, 2003.

     Also during June 2003, the Company issued 1,550,000 options, with an exercise price of $.10 and a fair value of $155,000, to purchase 1,550,000 (1,860,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $155,000 during the period ended June 30, 2003.

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     Also during June 2003, the Company issued 1,000,000 options, with an exercise price of $.05 and a fair value of $89,248, to purchase 1,000,000 (1,200,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $50,000 during the period ended June 30, 2003.
     Additionally, the Company recorded a current charge to operations of $39,248 for an impairment charge since the fair value of the options issued for these services was greater than the fair value of the services to be provided under the agreement.

NOTE 11  COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

     (A) JOINT MARKETING AGREEMENT
     -----------------------------

     The Company has a joint marketing agreement with AdServers Online LLC to act as the non-exclusive sales representative for the Company's products and services for a period of three years ending in July 2004 and may be automatically renewed for successive one-year periods. The Company shall pay commissions of 20% or 50% on net revenues generated from the sale of the Company's non-primary and primary products and services, respectively. Since no revenues have been generated through June 30, 2003, no commissions have been paid.

     (B) LITIGATION
     --------------

     Trezac's subsidiary, FCOM, Inc. and its Chairman and CEO; Paul Taylor have been named as Defendants in Case Number 2001 CV 6319, filed on November 4th, 2001 in the District Court, Denver, Colorado, and Case # 2002 CA 006402AE In the Circuit Court In and for Palm Beach County, Florida by an FCOM Inc., Unit holder Douglas R Black of 1777 Larimer St., #2309
     Denver,  Colorado  who   purchased   100,000  Units   of  FCOM  Inc.,  for
     $50,000 in the 3rd Qtr of 2000. The Shareholder has been granted a default judgment of $364,000 in damages plus attorney's fees of $18,196.50, plus post judgment interest of 8%. It is the opinion of management that the ultimate resolution of this complaint will not materially affect the Company's consolidated financial position and, therefore has not recorded a contingent liability in the accompanying financial statements.

     Trezac's subsidiary, FCOM, Inc. and its Chairman and CEO; Paul Taylor have been named as Defendants in Case Number 02-CA-2461 filed on June 22nd 2002 in the District Court, Denver, Colorado. The plaintiff, Ms. Christy O'Conner was a founder, officer and general legal counsel to FCOM Inc. In February 2002, Christy O'Connor settled with Douglas Black in Case Number 2001 CV 6319, filed on November 4th, 2001 in the District Court, Denver, Colorado for an undisclosed amount and was dismissed by Douglas Black without prejudice. In April, 2002, FCOM Inc., brought Christy O'Connor back into the above action as a third party defendant alleging breach of fiduciary duties as an officer, conspiracy, conversion and legal

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     malpractice. In the same action FCOM Inc., also sued Lee Duran, a former employee of FCOM Inc., and Douglas Black a unit holder of FCOM Inc. It is the opinion of management that the ultimate resolution of this complaint will not materially affect the Company's consolidated financial position and, therefore has not recorded a contingent liability in the accompanying financial statements.

     The Company from time to time may be involved in litigation incidents to the conduct of its business. Certain litigation with third parties, present and former shareholders of the Company are routine and incidental.

     (C) OPERATING LEASES
     --------------------

     The Company leases certain land, facilities, and equipment under non-cancelable operating leases that range from two to seven years. Rental expense for operating leases was $41,518 and $63,719 for the six months ended June 30, 2003 and 2002. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following as of June 30, 2003:

                               Operating Leases

            2004                $       50,198
            2005                        50,198
            2006                        50,198
            2007                        50,198
            2008                        50,198
                                --------------

Total minimum lease payments    $      250,990
                                ==============

     (D) CAPITAL LEASE
     -----------------

     During 2001, the Company entered into a capital lease obligation for the purchase of various equipment. The obligation bears interest at 17% with a due date of December 2004. The Company had unpaid interest as of June 30, 2003 of $4,268. The capital lease obligation is collateralized by the equipment. Leased capital assets included in property and equipment as of June 30, 2003 was $218,090.

NOTE 12  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATION
-------  --------------------------------------------------

     The Company's operations are conducted in the Republic of Moldova. Accordingly, the Company's business, financial condition, and results of

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------


     operations may be influenced by the political, economic, and legal environments in the Republic of Moldova, and by the general state of the Moldovian economy.

     The Company's operations  in  the  Republic  of  Moldova  are  subject  to considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others the political, economic, and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the Republic of Moldova, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation among other things.

NOTE 13  GOING CONCERN
-------  -------------

     The Company's financial statements for the six months ended June 30, 2003 have been prepared on a going concern basis, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss from operations of $495,376 and a negative cash flow from operating activities of $130,917 for the six months ended June 30, 2003, and a working capital deficiency of $1,608,489 as of June 30, 2003. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003
                              -------------------



NOTE 14  SUBSEQUENT EVENTS
-------  -----------------

     On July 8, 2003, the Company issued 36,833,340 (44,200,008 post-split) common shares of the Company's common stock to several consultants for future consulting services.

     On August 1, 2003, the Company issued 166,000 shares valued at $0.03 per share or $4,980 to a consultant for services rendered.

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


Plan of Operation
-----------------

Trezac International Corporation's ("Trezac" or "the Company") primary business is to achieve a high rate of capital growth for its Shareholders by acquiring significant holdings in companies which it's Board of Directors and Advisors consider fundamentally sound, well run and profitable, but which are valued at a discount to independent appraisal of their private market value. We identify and acquire agricultural and food businesses in the $4 billion Moldovan Agriculture market. The Company presently owns and manages three agriculture subsidiaries; Millagro SRL, Magroselect Prim SRL and Nutret SA.

The Company has moved its business focus this past year from the marketing of Internet Service Providers (ISP's) delivering an advertising and promotion infrastructure to acquiring Food and Agriculture businesses in Eastern Europe, particularly in the Republic of Moldova.

On January 22, 2003, the Company entered into a Stock Purchase Agreement
("the Agreement") with Millagro SRL,, an Agriculture Company doing business in the Republic of Moldova, ("the Acquiree") whereby the Company will acquire 100% of the ownership interests in the Acquiree for a total consideration of $8,250,000. The consideration will be paid by the Company's issuance of Rule 144 restricted shares of common stock on the effective date of the agreement. Generally accepted accounting principles in the United States of America require that the company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result of the exchange, Millagro SRL will become the majority shareholder and accordingly the accounting acquirer and the transaction will be treated as a reverse acquisition and recapitalization of Millagro SRL. The transaction is expected to close during May, 2003.

The Company's agriculture and food business acquisition strategy in Eastern Europe plans to take advantage of the present low cost of the domestic Moldovan labor force as well as the highly economical cost of leasing and owning Moldovan chernozem agricultural land. The Company will introduce and integrate standard computer business applications, accounting, inventory and sales controls and focus on building a group of synergistical Agriculture and Food Product Companies under the umbrella of a holding company.

Our geographical acquisition focus will be the Republic of Moldova.
Management's business plan is to be involved in the ownership of land in Moldova, production and distribution and sales of significant portions of Moldova's line of staple food products. The Company plans to achieve economies-of-scale by instituting modern management practices and practical accounting and inventory and personnel consolidation, multi channel distribution, domestic and export sales. The Company has laid plans to grow through both vertical and horizontal acquisition, business combinations, joint venture and merger. The Company's Moldovan executives and management are highly experienced managers of farming and food production businesses.

The Republic of Moldova  - Overview of Country and The Macro Economy

Moldova is probably Europe's poorest nation.
Since 1995 Trade from Moldova has
been liberalized and there are no imposed quotas or other restrictions on exports, with the exception of the August 2000 European Union ban on the import of Moldovan wine for hygiene concerns. Privatization was introduced after Moldova declared independence from the former Soviet Union and the majority of the Moldovan economy has now been turned over into private ownership.

Agriculture is the foundation of the Moldovan economy and accounted for 28% of Gross Domestic Product ('GDP') in 2000. Arable farming is the largest sector due to the country's unusually rich soil. 75% of the Moldovan land mass is covered in exceptionally fertile Chernozem soil. Industry accounts for about 20% of GDP. The main industry is food processing, using the agricultural produce of the land. Food and agricultural products account for approximately 50% of all Moldovan exports. During the Soviet era Moldova was given the primary role of food production for the rest of the Soviet Union. Also, during Soviet rule large scale military and consumer goods manufacturing plants and workforces were set up. Moldova imports almost all of its fuel, electricity and mineral products. The vast majority of Moldova's fuel is imported from Gazprom.

Moldova was once known as the region of Bessarabia, the eastern half of the historic principality of Moldavia. The country has been occupied and ruled by a number of different countries over it's history but is now a fully independent republic.

In August 1939, the USSR acquired the Bessarabian region of Moldavia as a result of the German-Soviet Nonaggression Pact. The war brought new occupiers, Germany, but by 1944 the Soviets ruled again and renamed the area the Moldavian SSR.

In August 1991, high-ranking officials of the CPSU and the Government of the Soviet Union announced that they had formed the State Committee for the State of Emergency and had removed Mikhail S. Gorbachev as the head of state. Leaders of most of the Soviet republics and many foreign leaders denounced the coup. Some key military commanders refused to deploy their forces in support of the coup leaders, within the month the coup had collapsed. As a consequence of the failed coup, the CPSU and the Soviet central government were severely discredited, Gorbachev resigned, ten of the fifteen Soviet republics declared or reaffirmed their independence (including Belarus and Moldova), and the Congress of People's Deputies dissolved the Soviet Union and itself after transferring state power to a transitional government.

In 1991 the country officially changed its name to the Republic of Moldova declaring it's independence from the USSR. Moldova was to later join the Commonwealth of Independent States (CIS). In Parliamentary elections in 1998 the re-established Communist Party of Moldova won the largest share of seats, but without a majority, so a coalition Government was formed.

Moldova enjoys a favorable climate and excellent farmland. As a result, the Moldovan economy depends heavily on agriculture, featuring fruits, vegetables, vineyards, and tobacco. Moldova imports almost all of its supplies of energy. Oil, coal, and natural gas, are largely purchased from Russia. Energy shortages contributed to sharp production declines after the breakup of the Soviet Union in 1991. As part of Moldova's post Soviet reform effort, Moldova introduced a stable convertible currency, freed all price restrictions , stopped issuing preferential credits to state enterprises, backed steady land privatization, removed export controls, and freed interest rates.

After a decade of deteriorating economic performance, Moldova has successfully stabilized its economy, launched structural reforms to stimulate growth, and begun the process of establishing an effective social security system. While the Government has made notable progress in the macro economic and structural reforms process in the last three years, a significant reform agenda remains. Today, Moldova is the poorest nation in Europe, having started out at independence as a middle-income country. With economic recovery only just beginning, poverty is still very high. Moldova has also become one of the region's most heavily indebted countries. The average Moldovan monthly salary for the year 2001 was approximately $45.00. Moldova's GDP per capita in 2001 was some US$407.00, or about half of the 1995 figure, which is significantly below the average for the CIS and Central European countries. Income inequality is high as are the living standard disparities between the larger cities and the rest of the
country. The 1998 regional financial crisis significantly exacerbated Moldova's external indebtedness. Total external debt increased from virtually zero at the beginning of the 1990s to over US$1.2 billion (or 83 percent of GDP) at end-2001, of which 77 percent was public and publicly guaranteed debt. Additionally, there remain outstanding external arrears on energy imports to foreign suppliers (mostly to Gazprom) estimated at US$298 million (or 20 percent of GDP).

Moldova's economic performance during the past three years has been positive, benefiting from favorable external factors, prudent fiscal and monetary policies, and structural reforms in the agricultural and energy sectors. Increased investment and demand for exports contributed to an acceleration of GDP growth from -3.4 percent in 1999 to 2.1 and 6.1 percent, respectively, in 2000-01. Inflation fell from 39 percent in 1999 to 6.4 percent at the end of 2001. This, combined with increased workers' remittances and direct investments, helped stabilize the exchange rate which stood at 36 percent of its 1997 level. The Moldovan currency depreciated by 3.7 percent in real terms during 2000-2001. The current account balance has stabilized, although its vulnerability to external shocks remains high as the economy is highly dependent on export commodities and markets, and on energy imports. Due to limited domestic financing, the deficit is financed mostly by direct foreign investment.

Since Moldova joined the World Bank in 1992 and the International Development Association (IDA) in 1994, Bank lending has provided consistent support for the country's economic reform program. Early lending focused on providing adjustment support, strengthening the private sector in both the agriculture and enterprise sectors, and improving the economic and financial management of the energy sector.

The 1999 - 2001 Country Assistance Strategy focused on three inter-related objectives: macroeconomic stability and growth, private sector development, and public sector reform. The strategy gave priority to achieving a stable macroeconomic framework linked to key structural reforms to create the basis for growth in an open market economy. Support was provided in agriculture, enterprise and energy to stimulate a supply response and promote private sector-led growth.

These objectives continue to frame the key development challenges for Moldova under the broad goal of poverty reduction. A major objective of the Bank is to support the country's efforts to prepare the Poverty Reduction Strategy Paper. In this context, it will support Government's actions to sustain sound macroeconomic policies building on the successful stabilization efforts of recent years. Key among these is maintaining a fiscal stance which is consistent with low inflation, and maintaining social expenditures at current levels in real terms, while improving their targeting and efficiency by rationalizing excess facilities and staffing.

The Bank continues to support the development of the private sector to further strengthen the role of market forces in the economy.

Another important area that will be supported is the public sector reform that includes public administration reform and a merit-based civil service with concomitant salary reforms. Public expenditure reforms, including strategic planning, expenditure rationalization, expenditure monitoring and a robust audit function are also important measures.

Moldovan Agriculture

The Moldovan agriculture stratum is diversified, with contrasting geographical features. The relief consists of hills, deep river valleys and depressed plains. The highest altitude is 430 meters above sea level. According to
Koeppen's classification, the country has a combination of cold, temperate and dry types of climate, depending on the location. Annual precipitation ranges from 500-550 millimeters in the North, to 450 millimeters in the centre and 350 millimeters in the South. Distribution of precipitation is uneven, resulting in frequent droughts; moisture deficits and frost affect adversely certain crops;

and torrential rains in the warm period cause soil erosion.

Arable land and permanent crops cover approximately 2.7 million hectares ("ha"), One hectare equals 2.471 acres, most of which is on Chernozem soil, rated among the most fertile soils of the world, with organic matter up to 5 percent;
pastures and forests cover about 0.4 million ha each.

After independence was declared, the land was privatized, and ownership distributed to eligible citizens. The average family was entitled to plots of between 1.5 and 2.5 ha. At the end of 2000, 82% of the agricultural land was in private ownership. Four categories of farming businesses emerged: (i) small individual farmers; (ii) individual commercial farmers; (iii) farmers in associations with close relatives; and (iv) farmers in large groups or cooperatives (from less than 10 farmers to large, joint-stock companies). The last category comprises either groups formed spontaneously and taking decisions by mutual agreement, or segments of old collectives that retain some efficiency but meet new types of managerial problems and cash flow problems.

The minor size of many farms precludes the use of much modern agricultural machinery and advanced seed and analysis technologies; for that reason, manual labor and no technical advancement continues to be the norm, leading to poor efficiency and low profitability. To overcome these constraints, commercial farmers rent or lease the land from people who have retired or simply does not have the equipment needed to work the land. Two farmers' associations were created in 1996, with respectively 25,000 and 50,000 members, to defend the rights and interests of the private farmers. Successful cooperatives have also been established throughout the country.

The law for the Protection of Plant Varieties recognizes and protects rights certified by the grant of a variety patent. The authorities responsible for the legal protection of the varieties are: the National Council for Plant Varieties (for overall policy and authorization to use varieties); the State Commission for Variety Testing (for testing and maintaining the Register of Plant Varieties); and the State Agency for the Protection of Intellectual Property (for receiving requests, effecting registrations, publishing information and granting patents). New varieties must satisfy the DUS criteria. The breeder of a new variety has the right to an equitable remuneration of no less than 15% from any proceeds.

The 1991 Act of the UPOV Convention entered into force in respect of the Republic of Moldova. The Selectia Research Institute undertakes plant breeding activity for wheat, barley, (hybrid) sunflower, (hybrid) sugar beet with the co-operation of nine professional Moldovan agriculture businesses. Two varieties of winter wheat commonly grown in Moldova were developed at the Selectia Research Institute. The Porubeni Research Institute breeds maize. Both institutes are financed by the Ministry of Agriculture and Processing Industry (MAPI) and are linked to the Moldovan Academy of Science and Agriculture.

Agriculture represents the basis of the Moldovan economy, comprising 20 to 30 percent of GDP and provides seasonal employment for almost half of the population. Agricultural production accounts for 75 percent of the country's total exports in 2002. This specialization in agricultural production is due to favorable climatic conditions and higher than average chernozem soil fertility. Seventy-five percent of the total territory is agricultural land and over half of the population live in rural areas. Various products such as cereals, sunflowers, sugar beets, potatoes, vegetables, tobacco, fruits and grapes grow in Moldova. In 2000, harvest of cereals (principally wheat and corn) and legumes decreased 11 percent to 1,931 thousand tons from a year earlier. This was due to a lower average yield per ha. At the same time, sunflower yield increased 3 percent to 295 thousand tons, which was attributable to enlargement of cultivated areas. Weather conditions in 2000 were favorable to grapes and fruits. Output of fruits and berries increased from 136 thousand tons in 1999 to 255 thousand tons in 2000. Grape yield increased 50 percent to 701 thousand tons. Meat output decreased almost 20 percent, largely due to unfavorable livestock breeding conditions. Farm livestock of all kinds has been continuously declining, with the head count of pigs being the most affected. In 2000, the total number was 447 thousand pigs, down 35 percent from 1999.

Chernozem Soil

Moldova benefits from Chernozem soil (Russian for black earth). A fertile black soil that covers approximately 75 percent of Moldova's land area.
The characteristic soil of the tall grass, temperate grassland biome is typically calcareous. The thick surface A-horizon is made up of dark humus with a fine granular or crumb structure, resulting from the activities of earthworms and other fauna. Humus is an organic matter that has decayed to a relatively stable, amorphous state. It is an important biological constituent of fertile soil. Humus is formed by the decomposing action of soil microorganisms (e.g., bacteria and fungi), which break down animal and vegetable material into elements that can be used by growing plants. Technically, humus, as the end result of this process, is less valuable for plant growth than are the products formed during active decomposition. Because of its low specific weight and high surface area, humus has a profound effect upon the physical properties of mineral soils with regard to improved soil structure, water intake and reservoir capacity, ability to resist erosion, and the ability to hold chemical elements in a form readily accessible to plants. The richness of humus in Moldovan soil is a result of a good relationship between input and output, the rapid growth of tall grass in the hot, moist spring and early summer encourages large organic inputs in the form of leaf and root decay. Light rainfall and high rates of evaporation result in only a mild degree of leaching and so the upper horizons are neutral or only slightly acid bases such as potassium and nitrogen are moved downwards only slowly. In the summer this is compensated by the upward movement of capillary water bringing bases near the surface. The A-horizon is thus nutrient rich. The alternating dry and wet seasons immobilize iron and aluminum sesquioxides and clay in the upper horizon and this together with the large number of mixing agents, limits the formation of a recognizable B horizon. The upward movement of moisture in the summer causes calcium carbonate to be deposited, often in the form of nodules in the upper C-horizon. Chernozem is regarded as the optimum soil for agriculture as it is deep, rich in organic matter, retains moisture, and has an ideal crumb structure.


Going Concern
-------------

The Company's financial statements for the six months ended June 30, 2003 have been prepared on a going concern basis, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss from operations of $10,538,502 since inception and a negative cash flow from operating activities of $1,039,239 since inception. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See Financial Footnote 13.)

The Company's financial statements for the six months ended June 30, 2003 have been prepared on a going concern basis, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss from operations of $495,376 and a negative cash flow from operating activities of $130,917 for the six months ended June 30, 2003, and a working capital deficiency of $1,608,489 as of June 30, 2003. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See Financial Footnote 13.)


Results of Operations
---------------------

During the three months ended June 30, 2003, the Company generated Revenues of $79,546, this compares to revenues of $362,449 for the same period last year. Cost of sales for the three months ended was $35,660 or 44.6% of revenues versus $356,284 or 98.2% for the same period last year. For the three months ended June 30,2003,the Company incurred a net loss of$(36,403,512)or a loss of$(.0023) per share as compared to net loss of $(12,0701) or a loss of $(.001) per share for the same period last year. As compared to the same period last year, the Company's net loss increased by $24,333441,this was due primarily to an increase in administrative expenses. The net loss for the current Quarter included general and administrative expenses of $103,730 as compared to $14,997 for the same period last year. Other expenses for the three months ended June 30, 2003, included depreciation expense of $2,607 as compared to $3,370 for the same period last year.

During the six months ended June 30, 2003, the Company generated revenues of $333,294, this compares to revenues of $589,770 for the same period last year. For the six months ended June 30, 2003, the Company experienced a net loss of $(495,376) or a loss of $(.003) per share as compared to net loss of $(65,078) or a loss of $(.005) per share for the same period last year. The increase in net loss was due to an increase of administrative expenses.

Management does not believe the company will generate any significant profit in the near future, as developmental, marketing costs and acquisition costs will most likely exceed any anticipated revenues.

Liquidity and Capital Resources
-------------------------------

The Company had authorized 100,000,000 shares of $0.0001 par value common stock, prior to 2002. In January, 2002, the Board of Directors approved an amendment to the articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 500,000,000.

As of June 30, 2003, the Company's current liabilities exceeded its current assets by approximately $1,569,786.

During June 2003, the Company issued 300,000 options, with an exercise price of $.06 and a fair value of $29,739, to purchase 300,000 (360,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $18,000 during the period ended June 30, 2003.
Additionally, the Company recorded a current charge to operations of $11,739 for an impairment charge since the fair value of the options issued for these services was greater than the fair value of the services to be provided under the agreement.

Also during June 2003, the Company issued 200,000 options, with an exercise price of $.10 and a fair value of $20,000, to purchase 200,000 (240,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $20,000 during the period ended June 30, 2003.

Also during June 2003, the Company issued 100,000 options, with an exercise price of $.10 and a fair value of $10,000, to purchase 100,000 (120,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $10,000 during the period ended June 30, 2003.

Also during June 2003, the Company issued 1,550,000 options, with an exercise price of $.10 and a fair value of $155,000, to purchase 1,550,000 (1,860,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $155,000 during the period ended June 30, 2003.

Also during June 2003, the Company issued 1,000,000 options, with an exercise price of $.05 and a fair value of $89,248, to purchase 1,000,000 (1,200,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge
to   operations of $50,000 during the period ended June 30, 2003.
Additionally, the Company recorded a current charge to operations of $39,248 for an impairment charge since the fair value of the options issued for these services was greater than the fair value of the services to be provided under the agreement.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company from time to time may be involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former shareholders of the Company are routine and incidental.

Trezac's subsidiary, FCOM, Inc. and its Chairman and CEO; Paul Taylor have been named as Defendants in Case Number 2001 CV 6319, filed on November 4th , 2001 in the District Court, Denver, Colorado, and Case # 2002 CA 006402AE In the Circuit Court In and for Palm Beach County, Florida by an FCOM Inc., Unit holder, Douglas R. Black of 1777 Larimer St., #2309 Denver, Colorado
80202 who purchased 100,000 Units of FCOM Inc., for $50,000 in the 3rd Qtr of 2000. The Shareholder has been granted a default judgment by the District Court, Denver, Colorado of $364,000 in damages plus Attorney's fees of $18,196.50, plus post judgment interest of 8%. It is the opinion of management that the ultimate resolution of this complaint will not materially affect the Company's consolidated financial position and, therefore has not recorded a contingent liability in the accompanying financial statements.


Trezac's subsidiary, FCOM, Inc. and its Chairman and CEO; Paul Taylor have been named as Defendants in Case Number 02-CA-2461 filed on June 22, 2002 in the District Court, Denver, Colorado. The plaintiff, Ms. Christy O'Conner was a co-founder, officer and general counsel to FCOM Inc.

In February 2002, Christy O'Connor settled with Douglas Black in Case Number

2001 CV 6319, filed on November 4, 2001 in the District Court, Denver,
Colorado
for an undisclosed amount and was dismissed without prejudice.  In
April, 2002
FCOM Inc., brought Christy O'Connor back into the above action for conspiracy, conversion and legal malpractice. In the same action FCOM Inc., sued Lee Duran, whereabouts unknown, a former employee of FCOM Inc., and a co-defendant in Case

Number 2001 CV 6319, and broker for Douglas Black of 1777 Larimer St.,#2309 Denver, Colorado, the Plaintiff in Case Number 2001 CV 6319.

It is the opinion of management that the ultimate resolution of this complaint will not materially affect the Company's consolidated financial position and, therefore has not recorded a contingent liability in the accompanying financial statements.



ITEM 2.  Changes in Securities and Use of Proceeds

During the July, 2003, the Company registered 37,000,000 common shares under Regulation S-8 filed with the U.S. Securities and Exchange Commission. These Shares were registered to pay fees to consultants.

On July 14, 2003, the Company declared a 6 for 5 forward stock split of all common stock authorized, issued and outstanding.

In July, 2003, a supermajority of shareholders determined that it was in the best interest of the Corporation to withdraw or cause the withdrawal of the Corporation's stock certificates from the settlement system provided by Depositary Trust Corporation ("DTC"), and the holding of said securities by Broker-Dealers in order to combat the naked short selling that has occurred in the Corporation's stock. Therefore, management felt that in the best interest of the shareholders to enact the following:

   1. That all common stock of the Corporation be registered in beneficial name only and the shares of the Corporation be restricted therewith. In furtherance and clarification thereof, nominee registration shall not be permitted.

   2. That all shares and shareholders henceforth waive all objections to the disclosure of the beneficial owner of said security and provide and authorize disclosure thereof.

   3. That all certificates of the Company be legended with the following caption:

      "Transfer of the shares evidenced by this certificate is restricted to registration only as follows: Registration in beneficial holders name, registration in nominee disclosing beneficial holder, FBO, ITF, all registrations in broker dealer or bank name must be accompanied by an affidavit notarizing said party is beneficial owner. Any holder hereby authorizes disclosure of true beneficial interest thereof and waives any objection thereto, pursuant to the terms of a shareholder vote dated June 23rd, 2003, copy of which may be obtained from the Company."

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the three months ended June 30, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.


ITEM 6.  Exhibits and Reports on Form 8-K

  Exhibit
  Number        Title of Document
  --------------------------------------------

    31.1     Certifications of the Chief Executive Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

    31.2     Certifications of the Chief Financial Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

    32.1     Certifications of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2     Certifications of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The Company filed a Current Report dated January 22, 2003, pursuant to Item 2 ("Acquisition or Disposition of Assets"), entitled "Acquisition of Millagro SRL;" and, Item 7. ("Exhibits"), entitled "Stock Purchase Agreement."

On June 13, 2003, the Company amended its Current Report dated January 22, 2003, pursuant to Item 2 ("Acquisition or Disposition of Assets"), entitled "Acquisition of Millagro SRL;" Item 5 ("Other Items"), and; Item 7. ("Exhibits"), entitled "Stock Purchase Agreement."

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TREZAC INTERNATIONAL CORPORATION
                                       --------------------------------
                                                 Registrant

Dated:  September 15, 2003

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

Dated:  September 15, 2003


                                     By:   /s/ Paul Taylor
                                     ----------------------------------
                                               Paul Taylor
                                               Chairman, President
                                               Chief Executive Officer
                                               Secretary