Form 10QSB/A
period 2003-06-30
TREZAC INTERNATIONAL CORP
filed 2003-09-16
CIK 1068170

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                               Amendment No 1 to
                                  Form 10-QSB
(Mark One)

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the Three  For the Three   For the Six    For the Six
                    Months Ended   Months Ended   Months Ended   Months Ended
                    June 30, 2003  June 30, 2002  June 30, 2003  June 30, 2002
                    -------------  -------------  -------------  -------------
REVENUE             $      79,546  $     362,449  $     333,294  $     589,770

Cost of Sales              35,660        356,284        251,383        563,688
                    -------------  -------------  -------------  -------------
Gross Profit               43,886          6,165         81,911         26,082
                    -------------  -------------  -------------  -------------
OPERATING EXPENSES
 General and
 administrative
 expenses                 103,730         14,997        468,485        105,842
 Depreciation               2,607          3,370          5,316          6,741
                    -------------  -------------  -------------  -------------
   Total Operating
    Expenses              106,337         18,367        473,801        112,583
                    -------------  -------------  -------------  -------------

LOSS FROM OPERATIONS      (62,451)       (12,202)      (391,890)       (86,501)
                    -------------  -------------  -------------- -------------
OTHER INCOME
(EXPENSE)
 Gain on sale
 of fixed assets              109            132            112         14,591

Other income                    -              -            849          6,832
 Interest income           25,974              -         26,408              -
 Interest expense             (35)             -       (130,854)             -
                    -------------- -------------  -------------- -------------
     Total Other
     Income
     (Expense)             26,048            132       (103,485)        21,423
                    -------------- -------------  -------------- -------------
NET LOSS            $     (36,403) $     (12,070) $    (495,376) $     (65,078)
                    ============== =============  ============== ==============
NET LOSS PER SHARE  $       (.002) $       (.001) $       (.003) $       (.005)
                    ============== ============== ============== ==============
WEIGHTED AVERAGE
 SHARES OUTSTANDING   149,339,038    123,750,000    136,544,519    123,750,000
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

After a decade of deteriorating economic performance, Moldova has successfully stabilized its economy, launched structural reforms to stimulate growth, and begun the process of establishing an effective social security system. While the Government has made notable progress in the macro economic and structural reforms process in the last three years, a significant reform agenda remains. Today, Moldova is the poorest nation in Europe, having started out at independence as a middle-income country. With economic recovery only just beginning, poverty is still very high. Moldova has also become one of the region's most heavily indebted countries. The average Moldovan monthly salary for the year 2001 was approximately $45.00. Moldova's GDP per capita in 2001 was some US$407.00, or about half of the 1995 figure, which is significantly below the average for the CIS and Central European countries. Income inequality is high as are the living standard disparities between the larger cities and the rest of the country. The 1998 regional financial crisis significantly exacerbated Moldova's external indebtedness. Total external debt increased from virtually zero at the beginning of the 1990s to over US$1.2 billion (or 83 percent of GDP) at end-2001, of which 77 percent was public and publicly guaranteed debt. Additionally, there remain outstanding external arrears on energy imports to foreign suppliers(mostly to Gazprom) estimated at US$298 million (or 20 percent of GDP).

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


Results of Operations
---------------------

During the three months ended June 30, 2003, the Company generated Revenues of $79,546, this compares to revenues of $362,449 for the same period last year. Cost of sales for the three months ended was $35,660 or 44.6% of revenues versus $356,284 or 98.2% for the same period last year. For the three months ended June 30, 2003, the Company incurred a net loss of $(36,403) or a loss of $(.002) per share as compared to net loss of $(12,070) or a loss of $(.001) per share for the same period last year. As compared to the same period last year, the Company's net loss increased by $24,333, this was due primarily to an increase in administrative expenses. The net loss for the current
Quarter included general and administrative expenses of $103,730 as compared to $14,997 for the same period last year. Other expenses for the three months ended June 30, 2003, included depreciation expense of $2,607 as compared to $3,370 for the same period last year.

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