Form 10QSB
period 2003-09-30
TREZAC INTERNATIONAL CORP
filed 2003-12-17
CIK 1068170

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2003
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.0001 par value per share, 247,202,031 issued and outstanding as of December 1, 2003.


Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet (unaudited)..............  3
          Condensed Consolidated Statements of Operations (unaudited)... 4 Condensed Consolidated Statement of Changes in
              Stockholders' Equity (Deficiency) (unaudited).............  5
          Condensed Consolidated Statements of Cash Flows (unaudited)...  6
          Notes to Condensed Consolidated Statements.................... 8-22

Item 2.   Management's Discussion and Analysis of Plan
          of Operation..................................................  23

Item 3.   Controls and Procedures.......................................  31

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................  32

Item 2.   Changes in Securities and Use of Proceeds.....................  32

Item 3.   Defaults upon Senior Securities...............................  33

Item 4.   Submission of Matters to a Vote
          of Security Holders...........................................  33

Item 5.   Other Information.............................................  33


Item 6.   Exhibits and Reports on Form 8-K..............................  33

Signatures..............................................................  34

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                           AS OF SEPTEMBER 30, 2003
                           ------------------------





                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                           $   34,977.13
 Accounts receivable                                             1,291,289.95
 Other receivables                                                 466,933.01
 Prepaid expenses                                                  640,198.00
 Inventories                                                       162,945.74
                                                                --------------
     Total Current Assets                                        2,596,343.83

Property, plant and equipment, net                               2,168,802.64
Notes and interest receivable - related party                       57,980.01
Equity investment                                                  160,082.51
                                                                --------------

TOTAL ASSETS                                                    $4,983,208.99
------------                                                    ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                          $2,180,835.05
 Convertible debentures                                            517,093.84
 Notes payable - current                                         1,266,728.32
 Notes payable - related party                                         98,750
 Deferred tax liabilities                                           26,797.35
 Capital lease obligation - current                                 99,820.00
                                                                --------------
     Total Current Liabilities                                   4,190,024.56

 Capital lease obligation - non-current                            120,049.71
 Notes payable - non-current                                       165,475.90
                                                                --------------
     Total Liabilities                                           4,475,550.17
                                                                --------------

STOCKHOLDERS' EQUITY
 Common stock, $0.0001 par value, 500,000,000 shares
   authorized, 197,836,045 shares issued and outstanding               19,784
 Additional paid-in capital                                         1,682,283
 Subscription receivable                                             (540,000)
 Accumulated other comprehensive loss                                 (46,975)
 Accumulated deficit                                                 (624,399)
                                                                --------------
  Total Stockholders' Equity (Deficiency)                             507,659
                                                                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   4,983,209
------------------------------------------                      ==============


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



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the Three  For the Three  For the Nine   For the Nine
                    Months Ended   Months Ended   Months Ended   Months Ended
                    Sep 30, 2003   Sep 30, 2002   Sep 30, 2003   Sep 30, 2002
                    -------------  -------------  -------------  -------------
REVENUE             $     896,481  $     664,067  $   1,312,567  $  1,226,588

COST OF SALES             858,965        618,425      1,187,922     1,154,134
                    -------------  -------------  -------------  ------------

GROSS PROFIT               37,517         45,643        124,645        72,454
                    -------------  -------------  -------------  ------------

OPERATING
EXPENSES
 General and
  administrative
  expenses                 36,823         96,757        528,544       168,113
 Depreciation              11,364          7,067         16,680        12,795
                    -------------  -------------  -------------  ------------
   Total Operating
    Expenses               48,187        103,824        545,224       180,908
                    -------------  -------------  -------------  ------------

LOSS FROM OPERATIONS      (10,670)       (58,182)      (420,579)     (108,454)
                    -------------- -------------- -------------- -------------

OTHER INCOME (EXPENSE)
 Gain on sale of
  fixed assets                554         14,895            672        13,423
Other income                                                902
 Interest income              901                         5,100         6,975
 Interest expense         (70,460)                     (209,513)
                    -------------- -------------  -------------- ------------
   Total Other Income
    (Expense)             (69,005)        14,895       (202,839)       20,397
                    -------------- -------------  -------------- ------------


NET LOSS            $     (79,676) $     (43,287) $    (623,419) $    (88,057)
                    ============== ============== ============== =============

NET LOSS PER SHARE  $      (.002)  $      (.001)  $      (.003)  $      (.005)
                    =============  =============  =============  =============

WEIGHTED AVERAGE
 SHARES
 OUTSTANDING          155,339,038    123,750,000    136,544,519    123,750,000
                    =============  =============  =============  =============


    See accompanying notes to condensed consolidated financial statements.

               TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          (F/K/A TREZAC CORPORATION)
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
                  -------------------------------------------
                                  (UNAUDITED)



CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                  Accumulated
                             Additional           Other Comp-
            Common Stock      Paid-In Subscription rehensive Retained
           Shares    Amount   Capital   Receivable   Loss    Earnings    Total
         ----------- ------- ---------- ---------  --------  --------  --------
Balance,
Jan 1,
2003     123,750,000 $12,375 $  391,554 $       0  $(45,995) $ 17,560  $375,494

Recapital-
ization as
a result
of merger in
May 2003  70,306,045   7,031    505,430  (540,000)                      (27,539)

Stock issued
for
services   3,780,000     378    783,725                                 784,103

Comprehensive loss:
Foreign
currency
translation                                            (980)

Net loss                                                     (623,419) (624,399)

Total
comprehensive
loss
         ----------- ------- ---------- ---------  --------  ---------  --------

BALANCE,
SEP 30,
2003     197,836,045 $19,784 $1,682,283 $(540,000) $(46,975) $(607,433) $507,659
         =========== ======= ========== ========== ========= ========== ========

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




CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Nine  For the Nine
                                                   Months Ended  Months Ended
                                                   Sep 30, 2003  Sep 30, 2002
                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $   (623,419) $    (88,057)
 Adjustments to reconcile net loss to net cash from
 operating activities:
 Depreciation                                            16,680        12,795
 Stock and options issued for services                  785,677
 Gain on sale of equipment                                  672        13,423
 Changes in assets and liabilities:
 Accounts receivable                                    567,456     1,635,134
 Other receivables
 Prepaid expenses and other current assets             (349,855)
 Inventories                                             31,787       (74,241)
 Accounts payable and accrued expenses                 (581,343)   (1,536,746)
 Deferred tax liability                                  26,797
                                                   ------------  ------------
Net Cash Provided By (Used In) Operating Activities    (125,548)      (37,692)
                                                   ------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments made on investments                              (599)
 Proceeds from sale of property, plant and equipment    (21,853)     (269,869)
                                                   ------------- ------------
   Net Cash Used In Investing Activities                (22,452)     (269,869)
                                                   ------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable and line of credit
 Payment on capital lease obligation                    (50,890)      190,259
 Payments on note payable - related party                 2,301      (150,138)
                                                   ------------- ------------
    Net Cash Provided By Financing Activities           (48,589)       40,121
                                                   ------------- ------------

EFFECT OF RATE CHANGES ON CASH                          216,345       180,330

NET DECREASE IN CASH                                     19,756        12,890


CASH - BEGINNING OF PERIOD                               15,221           287
                                                   ------------  ------------

CASH - END OF PERIOD                               $     34,977  $     13,177
                                                   ============  ============


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

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003
                          ------------------------


NOTE 1  BASIS OF PRESENTATION AND NATURE OF ORGANIZATION
------  ------------------------------------------------

The financial statements included herein have been prepared by Trezac, Inc. (the "Company"), without audit, our independent accountants have informed us that their review of our financial statements is incomplete. Accordingly, in conformity with Regulation S-X, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Report on Form 8-K/A filed June 13, 2003.

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

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003
                          ------------------------

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

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003
                          ------------------------


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

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003
                          ------------------------


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

(L) Income Taxes
----------------

The provision for income taxes is based on income before taxes in accordance with taxation principles currently effective in the Republic of Moldova and the United States of America. As required by SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion, of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(N) Earnings Per Share
----------------------

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share." The assumed exercise of common stock equivalents was not utilized since the effect would be anti-dilutive.

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003
                          ------------------------


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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after September 30, 2003 and all of its provisions should be applied prospectively.

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003
                          ------------------------


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

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003
                          ------------------------


NOTE 3  REVERSE MERGER
------  --------------

On January 22, 2003, Millagro SRL ("Millagro"), and its shareholders entered into a Stock Purchase Agreement with Trezac International Corporation ("Trezac" an inactive public shell) and the shareholders of Millagro agreed to sell to Trezac, and Trezac agreed to purchase all of the outstanding shares of Millagro, in exchange for 103,125,000 shares of Trezac having a par value of $0.0001 representing sixty-three percent (63%) of the total outstanding common shares of Trezac (including presently outstanding warrants and stock options of Trezac) in a transaction that was treated as a reverse merger.

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

NOTE 4  PREPAID EXPENSES
------  ----------------

Prepaid expenses relate to deferred consulting costs of $579,448. For the period ended September 30, 2003, a charge to operations for amortization of the prepaid consulting costs of $41,403 was recorded and is included in general and administrative expenses. The prepaid asset represents the deferred portion of the fair value of stock and options issued to consultants for services that are being expensed over their respective lives (See Note 2(O)). A valuation write-down charge is recorded when the total fair value of the options issued for services is greater than the fair value of the services to be provided under the respective agreements. No valuation write-down was required as of September 30, 2003. The Company will continue to evaluate the recoverability of the unamortized portion of the deferred consulting expense in subsequent periods.

Additionally, the Company has prepaid professional fees in the amount of $60,750 to be applied against future invoices. Amortization, which is included in general and administrative expenses in the accompanying statements of operations, related to these professional fees was $7,292 for the period ended September 30, 2003.

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003
                          ------------------------


NOTE 5  INVENTORIES
------  -----------

Inventories are summarized as follows as of September 30, 2003:

Raw materials                  $
Work-in-process
Finished goods
                               --------------

                               $
                               ==============

Certain inventory is pledged as collateral for notes (See Note 9).

NOTE 6  PROPERTY, PLANT AND EQUIPMENT
------  -----------------------------

Property, plant and equipment consisted of the following as of September 30, 2003:

Land                                       $
Buildings, machinery and equipment
Construction in progress and other
                                           ---------------
     Gross
Less accumulated depreciation
                                           ---------------

     Net                                   $
                                           ===============

Depreciation expense for the nine months ended September 30, 2003 and 2002 was approximately $_____ and $_____, respectively. Certain property, plant and equipment is pledged as collateral for notes (See Note 9).

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003
                          ------------------------


NOTE 7  NOTES AND INTEREST RECEIVABLE - RELATED PARTY
------  ---------------------------------------------

The Company has two note agreements with an officer/stockholder aggregating approximately $597,079, of which $540,000 represents a subscription receivable in the accompanying balance sheets, which is recorded as a contra to equity. In connection with the notes, the Company has recorded approximately $4,000 of interest income for the three months ended September 30, 2003 in the accompanying statements of operations. During the three months ended September 30, 2003, the officer/stockholder made advances to the Company in the amount of $50,000. Accordingly, the Company and the officer/stockholder decided to consolidate prior notes receivable and related accrued interest receivable into one note receivable in the amount of $57,079. The terms of the note receivable were substantially unchanged. The note is unsecured with a maturity date of February 20, 2007 and bears interest at 8% per annum with principal and accrued interest due at maturity. The Company has not loaned the officer/stockholder any amounts since February 2002 in accordance with the Sarbanes Oxley Act of 2002.

NOTE 8  NOTES PAYABLE - RELATED PARTY
------  -----------------------------

The Company has loans from stockholders aggregating $78,250. The original terms of the notes were that they were unsecured, matured in forty-five days from issuance date, and bore interest at 8% per annum with principal and accrued interest due at maturity. The notes were not repaid or extended at their maturity dates and are in default as of September 30, 2003. The Company is currently working out a payment plan with the stockholders to repay the notes.

Interest expense for the period ended September 30, 2003 of approximately $700 for the related party notes payable has been recorded by the Company and is included in interest expense in the accompanying statements of operations.

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003
                          ------------------------


NOTE 9  NOTES PAYABLE
------  -------------

Notes payable consisted of the following as of September 30, 2003:

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


Note to bank, due April 15, 2003, interest rate 11%, collateralized by inventory and property, plant and equipment, this note is currently in default, Millagro has extended this note until December 31, 2003

Note to third party, due December 31, 2003, interest rate at 5%
                                                                -------------
Total notes payable
Less current portion
                                                                -------------


Notes payable non-current                                       $
                                                                =============


Total accrued interest as of September 30, 2003 was $______, which is included in current liabilities in the accompanying balance sheet.

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003
                          ------------------------


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

During June 2003, the Company issued 300,000 options, with an exercise price of $.06 and a fair value of $29,739, to purchase 300,000 (360,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $18,000 during the period ended September 30, 2003. Additionally, the Company recorded a current charge to operations of $11,739 for an impairment charge since the fair value of the options issued for these services was greater than the fair value of the services to be provided under the agreement.

Also during June 2003, the Company issued 200,000 options, with an exercise price of $.10 and a fair value of $20,000, to purchase 200,000 (240,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $20,000 during the period ended September 30, 2003.

Also during June 2003, the Company issued 100,000 options, with an exercise price of $.10 and a fair value of $10,000, to purchase 100,000 (120,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $10,000 during the period ended September 30, 2003.

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003
                          ------------------------


Also during June 2003, the Company issued 1,550,000 options, with an exercise price of $.10 and a fair value of $155,000, to purchase 1,550,000 (1,860,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $155,000 during the period ended September 30, 2003.

Also during June 2003, the Company issued 1,000,000 options, with an exercise price of $.05 and a fair value of $89,248, to purchase 1,000,000 (1,200,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $50,000 during the period ended September 30, 2003. Additionally, the Company recorded a current charge to operations of $39,248 for an impairment charge since the fair value of the options issued for these services was greater than the fair value of the services to be provided under the agreement.

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

On August 1, 2003, the Company issued 166,000 shares valued at $0.03 per share or $4,980 to a consultant for services rendered.


NOTE 11  COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

(A) Joint Marketing Agreement
-----------------------------

The Company has a joint marketing agreement with AdServers Online LLC to act as the non-exclusive sales representative for the Company's products and services for a period of three years ending in July 2004 and may be automatically renewed for successive one-year periods. The Company shall pay commissions of 20% or 50% on net revenues generated from the sale of the Company's non-primary and primary products and services, respectively. Since no revenues have been generated through September 30, 2003, no commissions have been paid.

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003
                          ------------------------


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

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003
                          ------------------------


(C) Operating Leases
--------------------

The Company leases certain land, facilities, and equipment under non-cancelable operating leases that range from two to seven years. Rental expense for operating leases was $41,518 and $63,719 for the six months ended September 30, 2003 and 2002. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following as of September 30, 2003:

                                            Operating Leases
                                            ----------------

                       2004                 $
                       2005
                       2006
                       2007
                       2008
                                            ----------------

          Total minimum lease payments      $
                                            ================

(D) Capital Lease
-----------------

During 2001, the Company entered into a capital lease obligation for the purchase of various equipment. The obligation bears interest at 17% with a due date of December 2004. The Company had unpaid interest as of September 30, 2003 of $4,268. The capital lease obligation is collateralized by the equipment. Leased capital assets included in property and equipment as of September 30, 2003 was $218,090.

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

              TREZAC INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (F/K/A TREZAC CORPORATION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003
                          ------------------------


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

NOTE 13  GOING CONCERN
-------  -------------

The Company's financial statements for the nine months ended September 30, 2003 have been prepared on a going concern basis, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss from operations of $495,376 and a negative cash flow from operating activities of $130,917 for the nine months ended September 30, 2003, and a working capital deficiency of $1,608,489 as of September 30, 2003. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company's acquisition strategy in Eastern Europe is designed to take advantage of standard western computerized business applications, accounting and inventory controls and a focus on building a group of synergistical Agriculture and Food Product Companies under the umbrella of a holding company. Our geographical acquisition focus will be the Republic of Moldova. Management's business plan is to be involved in the ownership of land in Moldova, production and distribution and sales of significant portions of Moldova's line of staple food products. The Company plans to achieve economies-of-scale by instituting modern management practices and practical accounting and inventory consolidation, distribution and sales. The Company has laid plans to grow through acquisition, combination and/or merger. The Company's Moldovan executives and management are extremely experienced managers of farming and food production businesses.

On November 17, 2003, the Board of Directors and the a majority of shareholders voted to change the Company's name from Trezac International Corporation to Millagro International Corporation, which better reflects the Company's new business focus.


The Republic of Moldova

Overview of Country and Macro Economy

Moldova is probably Europe's poorest nation. Since 1995 Trade from Moldova has been liberalized and there are no quotas or other restrictions on exports, with the exception of the August 2000 European Union ban on the import of Moldovan wine for hygiene concerns. Privatization was introduced after Moldova declared independence and the majority of the economy has been turned over to private hands.

Agriculture is the foundation of the Moldovan economy and accounted for 28% of Gross Domestic Product (GDP) in 2000. Arable farming is the largest sector due to the country's unusually rich soil, 75% of the Moldovan land mass is covered in exceptionally fertile Chernozem soil. Industry accounts for about 20% of GDP. The main industry is food processing, using the agricultural produce of the land. Food and agricultural products account for about 50% of all Moldovan exports. During the Soviet era Moldova was given the primary role of prod ucing food products for the rest of the Soviet Union. Also, during Soviet rule military and consumer goods manufacturing plants were set up. The main import s in Moldova are fuel, electricity and mineral products. Most fuel is imported from Russia's Gazprom.

Moldova was once the region of Bessarabia, the eastern half of the historic principality of Moldavia. The country has been occupied and ruled by a number of different countries over it's history but is now a fully independent republic.

In August 1939, the USSR acquired the Bessarabian region of Moldavia as a result of the German-Soviet Nonaggression Pact. The war brought new occupiers, Germany, but by 1944 the Soviets ruled again and renamed the area the Moldavian SSR.

On August 1991, high-ranking officials of the CPSU and the Government of the Soviet Union announced that they had formed the State Committee for the State of Emergency and had removed Mikhail S. Gorbachev as the head of state. Leaders of most of the Soviet republics and many foreign leaders denounced the coup. Some key military commanders refused to deploy their forces in support of the coup leaders, and by August 22 the coup had collapsed. As a consequence of the failed coup, the CPSU and the Soviet central government were severely discredited, Gorbachev resigned, ten of the fifteen Soviet republics declared or reaffirmed their independence (including Belarus and Moldova), and the Congress of People's Deputies dissolved the Soviet Union and itself after transferring state power to a transitional government.

In 1991 the country officially changed its name to the present day, Republic of Moldova declaring it's independence from the USSR. Moldova was to later join the Commonwealth of Independent States (CIS). In Parliamentary elections in 1998 the re-established Communist Party of Moldova won the largest share of seats, but without a majority, so a coalition Government was formed.

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

After a decade of deteriorating economic performance, Moldova has successfully stabilized its economy, launched structural reforms to stimulate growth, and begun the process of establishing an effective social protection system. While the Government has made notable progress in the macro economic and structural reform process in the last three years, a significant reform agenda remains. Today, Moldova is the poorest nation in Europe, having started out at independence as a middle-income country. With economic recovery only in its second year, poverty is still very high. Moldova has also become one of the region's most heavily indebted countries. The average Moldovan monthly salary for the year 2001 was approximately $45.00. Moldova's GDP per capita in 2001 was some US$ 407, or about half of the 1995 figure, which is significantly below the average for the CIS and Central European countries. Income inequality is high as are the disparities between large cities and the rest of the country. The 1998 regional financial crisis significantly exacerbated Moldova's external indebtedness. Total external debt increased from virtually zero at the beginning of the 1990s to over US$1.2 billion (or 83 percent of GDP) at end-2001, of which 77 percent was public and publicly guaranteed debt. Additionally, there remain outstanding external arrears on energy imports to foreign suppliers (mostly Gazprom) estimated at US$298 million (or 20 percent of GDP).

Moldova's economic performance during the past three years has been positive, benefiting from favorable external factors, prudent fiscal and monetary policies, and structural reforms in the agricultural and energy sectors. Increased investment and demand for exports contributed to an acceleration of GDP growth from -3.4 percent in 1999 to 2.1 and 6.1 percent, respectively, in 2000-01. Inflation fell from 39 percent in 1999 to a single digit rate of 6.4 percent at the end of 2001. This, combined with increased workers' remittances and direct investments, helped stabilize the exchange rate which stood at 36 percent of its 1997 level. The Moldovan currency depreciated by 3.7 percent in real terms during 2000-2001. The current account balance has stabilized, although its vulnerability to external shocks remains high as the economy is highly dependent on export commodities and markets, and on energy imports. Due to limited domestic financing, the deficit is financed mostly by direct foreign investment.

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


Going Concern
-------------

The Company's financial statements for the nine months ended September 30, 2003 have been prepared on a going concern basis, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss from operations of $10,538,502 since inception and a negative cash flow from operating activities of $1,039,239 since inception. Due to the net losses and negative cash flows from operating activities since inception, the Company may not be able to meet such objectives as presently structured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See Financial Footnote 15.)


Results of Operations
---------------------

During the nine months ended September 30, 2003, the Company generated Revenues of $1,312,567, as compared to revenues of $1,226,588 for the same period last year. Cost of sales for the nine months ended was $1,187,922 or 90% of revenues versus $1,154,134 or 94% for the same period last year. For the nine months ended September 30, 2003, the Company incurred a net loss of $(623,419) as compared to net loss of $(88,057) for the same period last year. As compared to the first nine months for same period last year, the Company's net loss increased by $535,362, this was due primarily to an increase in administrative expenses. The net loss for the nine month period included general and administrative expenses of $528,544 as compared to $168,113 for the same period last year. Other expenses for the nine months ended September 30, 2003, included depreciation expense of $16,680 as compared to $12,795 for the same period last year.

During the three months ended September 30, 2003, the Company generated revenues of $896,481, this compares to revenues of $664,067 for the same period last year. For the three months ended September 30, 2003, the Company experienced a net loss of $(79,676) as compared to net loss of $(43,287) for the same period last year. The increase in net loss was due to an increase of administrative expenses.

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

As of September 30, 2003, the Company's current liabilities exceeded its current assets by approximately $1,569,786.

During June 2003, the Company issued 300,000 options, with an exercise price of $.06 and a fair value of $29,739, to purchase 300,000 (360,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $18,000 during the period ended September 30, 2003. Additionally, the Company recorded a current charge to operations of $11,739 for an impairment charge since the fair value of the options issued for these services was greater than the fair value of the services to be provided under the agreement.

Also during June 2003, the Company issued 200,000 options, with an exercise price of $.10 and a fair value of $20,000, to purchase 200,000 (240,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $20,000 during the period ended September 30, 2003.

Also during June 2003, the Company issued 100,000 options, with an exercise price of $.10 and a fair value of $10,000, to purchase 100,000 (120,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $10,000 during the period ended September 30, 2003.

Also during June 2003, the Company issued 1,550,000 options, with an exercise price of $.10 and a fair value of $155,000, to purchase 1,550,000 (1,860,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge to operations of $155,000 during the period ended September 30, 2003.

Also during June 2003, the Company issued 1,000,000 options, with an exercise price of $.05 and a fair value of $89,248, to purchase 1,000,000 (1,200,000 post-split) shares of common stock to a consultant for full payment on a consulting invoice. The options were immediately exercised. As a result of the transaction, the Company has recorded a current charge
to   operations of $50,000 during the period ended September 30, 2003.
Additionally, the Company recorded a current charge to operations of $39,248 for an impairment charge since the fair value of the options issued for these services was greater than the fair value of the services to be provided under the agreement.

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

Trezac's subsidiary, FCOM, Inc. and its Chairman and CEO; Iurie Bordian have been named as Defendants in Case Number 02-CA-2461 filed on June 22, 2002 in the District Court, Denver, Colorado. The plaintiff, Ms. Christy O'Conner was a co-founder, officer and general counsel to FCOM Inc.

In February 2002, Christy O'Connor settled with Douglas Black in Case Number 2001 CV 6319, filed on November 4, 2001 in the District Court, Denver,
Colorado for an undisclosed amount and was dismissed without prejudice. In April, 2002 FCOM Inc., brought Christy O'Connor back into the above action for conspiracy, conversion and legal malpractice. In the same action FCOM Inc., sued Lee Duran, a former employee of FCOM Inc., and a co-defendant in Case Number 2001 CV 6319, and broker for Douglas Black, the Plaintiff in Case Number 2001 CV 6319.

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

On September 18, 2003, the Company issued 5,000,000 shares to pay fees to consultants.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the three months ended September 30, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

On November 17, 2003, the Board of Directors and the a majority of shareholders voted to change the Company's name from Trezac International Corporation to Millagro International Corporation, which better reflects the Company's new business focus. Management is in the process of filing Amended Articles with the Texas Corporation Commission to officially change the name of the Company.

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

    31.1     Certifications of the Chief Executive Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

    31.2     Certifications of the Chief Financial Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

    32.1     Certifications of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2     Certifications of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The Company filed a Current Report dated October 10, 2003, pursuant to Item 5 ("Other Items"), and, Item 6. ("Resignation of Registrant's Directors")."

The Company filed a Current Report dated October 16, 2003, pursuant to Item 5 ("Other Items"), entitled "Change of Company address."

The Company filed a Current Report dated October 17, 2003, pursuant to Item 1 ("Changes in Control of the Registrant").

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


                                       TREZAC INTERNATIONAL CORPORATION
                                       --------------------------------
                                                 Registrant

Dated:  December 16, 2003

                                     By:   /s/ Iurie Bordian
                                     ----------------------------------
                                               Iurie Bordian
                                               Chairman, President
                                               Chief Executive Officer
                                               Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  December 16, 2003

                                     By:  /s/  Iurie Bordian
                                     ----------------------------------
                                               Iurie Bordian
                                               Chairman, President
                                               Chief Executive Officer
                                               Secretary